Form 10-Q
period 2021-03-31
AYRO, Inc.
filed 2021-05-13
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 12, 2021, the registrant had 35,228,048 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$91,491,161	$36,537,097
Accounts receivable, net	1,053,688	765,850
Inventory, net	836,322	1,173,254
Prepaid expenses and other current assets	1,788,605	1,608,762
Total current assets	95,169,776	40,084,963

Property and equipment, net	671,295	611,312
Intangible assets, net	130,844	143,845
Operating lease – right-of-use asset	1,180,025	1,098,819
Deposits and other assets	41,289	22,491
Total assets	$97,193,229	$41,961,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$941,597	$767,205
Accrued expenses	1,048,293	665,068
Contract liability	–	24,000
Current portion long-term debt, net	7,706	7,548
Current portion lease obligation – operating lease	215,555	123,139
Total current liabilities	2,213,151	1,586,960

Long-term debt, net	12,073	14,060
Lease obligation - operating lease, net of current portion	991,545	1,002,794
Total liabilities	3,216,769	2,603,814

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	–	–
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2021 and December 31, 2020)	–	–
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of March 31, 2021 and December 31, 2020)	–	–
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 shares as of March 31, 2021 and December 31, 2020)	–	–
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 35,213,048 and 27,088,584 shares, respectively)	3,521	2,709
Additional paid-in capital	124,761,589	64,509,724
Accumulated deficit	(30,788,650)	(25,154,817)
Total stockholders’ equity	93,976,460	39,357,616
Total liabilities and stockholders’ equity	$97,193,229	$41,961,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$788,869	$146,816
Cost of goods sold	644,503	113,155
Gross profit	144,366	33,661

Operating expenses:
Research and development	1,927,561	154,699
Sales and marketing	558,404	319,454
General and administrative	3,301,309	1,249,052
Total operating expenses	5,787,274	1,723,205

Loss from operations	(5,642,908)	(1,689,544)

Other income (expense):
Other income, net	9,926	16
Interest expense	(851)	(105,625)
Other income (expense), net	9,075	(105,609)

Net loss	$(5,633,833)	$(1,795,153)

Net loss per share, basic and diluted	$(0.18)	$(0.45)

Basic and diluted weighted average Common Stock outstanding	32,007,002	3,948,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Period Ended March 31, 2021
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	8	$–	1,234	$–	50	$–	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616
Stock Based Compensation									1,699,423		1,699,423
Sale of common stock, net of fees							8,035,835	804	58,269,025		58,269,829
Exercise Warrants							13,642	1	99,999		100,000
Exercise Options							74,987	7	183,418		183,425
Net Loss										(5,633,833)	(5,633,833)
March 31, 2021	8	$–	1,234	$–	50	$–	35,213,048	$3,521	$124,761,589	$(30,788,650)	$93,976,460

	Three Months Period Ended March 31, 2020
	AYRO Series Seed				Additional Paid-in
	Preferred Stock		Common Stock		Capital	Accumulated	Total
Balance, December 31, 2019	7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943
Stock Based Compensation					156,459		156,459
Net Loss						(1,795,153)	(1,795,153)
	7,360,985	$9,025,245	3,948,078	$395	$5,158,406	$(15,753,797)	$(1,569,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,633,833)	$(1,795,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,198	114,275
Stock-based compensation	1,699,423	156,458
Amortization of debt discount	–	63,744
Amortization of right-of-use asset	39,234	19,717
Provision for bad debt expense	29,032	2,694
Change in operating assets and liabilities:
Accounts receivable	(316,870)	(98,228)
Inventory	313,046	50,328
Prepaid expenses and other current assets	(179,843)	(114,157)
Deposits	(18,798)	–
Accounts payable	174,392	122,024
Accrued expenses	383,225	427,875
Contract liability	(24,000)	71,404
Lease obligations - operating leases	(39,273)	(4,096)
Net cash used in operating activities	(3,450,067)	(983,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131,111)	(87,547)
Purchase of intangible assets	(16,183)	(538)
Net cash used in investing activities	(147,294)	(88,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	–	500,000
Repayments of debt	(1,829)	(1,682)
Proceeds from exercise of warrants	100,000	–
Proceeds from exercise of stock options	183,425	–
Proceeds from issuance of Common Stock, net of fees and expenses	58,269,829	–
Net cash provided by financing activities	58,551,425	498,318

Net change in cash	54,954,064	(572,882)

Cash, beginning of period	36,537,097	641,822

Cash, end of period	$91,491,161	$68,940

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$851	$28,436
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Articles of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles (“EV’s”). The all-electric vehicles are typically sold both directly and to dealers in the United States.

Merger

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company (“AYRO Operating”), a Delaware corporation previously known as AYRO, Inc., Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (“AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 pre-split and pre-stock dividend shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (“Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. As part of the Merger, the Company received cash of $3.06 million in consideration for 2,337,663 shares of common stock. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. At March 31, 2021, the Company had cash balances totaling $91,491,161. The Company incurred net losses of $5,633,833 and $1,795,153 and negative cash flows from operations of $3,450,067 and $983,115 for the three months ended March 31, 2021 and 2020, respectively. In addition, overall working capital increased by $54,458,622 during the three months ended March 31, 2021. Management believes that the existing cash at March 31, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for AYRO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020 and into 2021, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had an adverse impact on AYRO’s sales and the demand for AYRO products in 2020 and in the first quarter of 2021, resulting in sales that were less than expected in the first quarter of 2021. AYRO expects the pandemic to continue to have an adverse impact on sales and demand for products throughout 2021.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar Operating Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021, as amended on April 30, 2021.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $50,626 and $14,150 for the three months ended March 31, 2021 and 2020, respectively.

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019 which is recorded in the property and equipment section of the accompanying unaudited condensed consolidated balance sheets. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities. In August 2020, the Company phased-out the production of its 311 line which were the vehicles used in the rental offering as it is working to develop a new line of vehicles. The change in production did not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company recognizes all employee share-based compensation as an expense in the financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock awards (“RSAs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSAs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Unit (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

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

On May 28, 2020, pursuant to the previously announced Merger Agreement, dated December 19, 2019, the Company issued prefunded common stock warrants to purchase 1,193,391 shares of the Company’s common stock to certain investors (“Penny Warrants”). All penny warrants were fully exercised by the year ended December 31, 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	1,845,282	998,814
Restricted Stock Unvested	1,244,503	–
Series H-1, H-3, H-4, H-5, I, J, pre-merger AYRO Merger common stock purchase warrants and post-merger AYRO warrants issued	7,361,083	461,647
Series H, H-3, H-6, and pre-merger AYRO Seed Preferred Stock	2,475	2,007,193
Totals	10,453,343	3,467,654

NOTE 3. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended March 31,
	2021	2020
Revenue type
Product revenue	$710,199	$129,626
Shipping revenue	41,983	15,405
Subscription revenue	-	1,785
Service income	36,687	-
	$788,869	$146,816

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

The table below details the activity in the Company’s contract liabilities as of March 31, 2021 and December 31, 2020. The balance at the end of each period is reported as contract liability in the Company’s unaudited condensed consolidated balance sheet.

	March 31,	December 31,
	2021	2020
Balance, beginning of period	$24,000	$-
Additions	-	183,319
Transfer to revenue	(24,000)	(159,319)
Balance, end of period	$-	$24,000

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

Such percentage is recorded as a component of cost of revenues in the statement of operations. As of March 31, 2021 and December 31, 2020, warranty reserves were recorded within accrued expenses of $54,254 and $43,278, respectively.

NOTE 4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	March 31,	December 31,
	2021	2020
Trade receivables	$1,156,549	$839,679
Less: Allowance for doubtful accounts	(102,861)	(73,829)
	$1,053,688	$765,850

NOTE 5. INVENTORY, NET

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$367,289	$634,085
Work-in-progress	9,939	-
Finished goods	459,094	539,169
	$836,322	$1,173,254

For the three months ended March 31, 2021 and 2020, depreciation recorded for fleet inventory was $23,886 and $0, respectively. Management has determined that no reserve for inventory obsolescence was required as of March 31, 2021 and December 31, 2020.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2021	2020
Prepaid final assembly services	$506,213	$520,000
Prepayments for inventory	1,093,572	976,512
Prepaid other	188,820	112,250
	$1,788,605	$1,608,762

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Computer and equipment	$829,486	$815,704
Furniture and fixtures	128,596	127,401
Lease improvements	236,738	221,802
Prototypes	300,376	300,376
Computer software	163,275	62,077
	1,658,471	1,527,360
Less: Accumulated depreciation	(987,176)	(916,048)
	$671,295	$611,312

Depreciation expense for the three months ended March 31, 2021 and 2020 was $71,128 and $86,058, respectively.

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31, 2021
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(316,640)	$78,608	0.80 yrs.
Patents and trademarks	86,618	(34,382)	52,236	2.41 yrs.
	$481,866	$(351,022)	$130,844

	December 31, 2020
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(291,937)	$103,311	1.05 yrs.
Patents	70,435	(29,901)	40,534	2.45 yrs.
	$465,683	$(321,838)	$143,845

Amortization expense for the three months ended March 31, 2021 and 2020 was $29,184 and $28,217, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

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

During the year ended December 31, 2020, the Company issued 1,030,585 shares of common stock from the conversion of the 2019 $1,000,000 Convertible Bridge.

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

In December 2020, based on its contract, the Company agreed to issue 15,000 shares of common stock to COR Prominence LLC, the Company’s investor relations firm. The shares were immediately vested and were issued in April 2021. An expense of $42,300 was recorded for the year ended December 31, 2020.

During the year ended December 31, 2020, the Company issued 2,007,193 shares of the common stock from the conversion of 7,360,985 shares of AYRO Seed Preferred Stock.

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

On January 25, 2021, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering (the “January 2021 Offering”) an aggregate of 3,333,334 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $6.00 per share, for gross proceeds of $20,000,004 before the deduction of fees and offering expenses of $1,648,608.

On February 11, 2021, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in a registered direct offering (the “February 2021 Offering”) an aggregate of 4,400,001 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $9.50 per share, for gross proceeds of $41,800,008 before the deduction of fees and offering expenses of $3,394,054. Each purchaser was also granted an option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,001 shares, at an exercise price of $11.50 per share.

On March 17, 2021, in connection with that certain Agreement and Plan of Merger dated December 19, 2019, whereby certain former stockholders of AYRO Operating entered into lock-up agreements (collectively, the “May Lock-Up Agreements”) pursuant to which they agreed to certain restrictions on the transfer or sale of shares of the Company’s common stock for the one-year period following the Merger, AYRO modified the May Lock-Up Agreements to allow each stockholder party to a May Lock-Up Agreement to (i) sell up to 5% of such stockholder’s holdings in the Company’s common stock on any trading day (with such 5% limitation to be measured as of the date of each sale) and (ii) allow for unlimited sales of the Company’s common stock for any sales made at $10.00 per share or greater.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the three months ended March 31, 2021, investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1,512,500.

During February 2021, the Company issued 74,987 shares of common stock from the exercise of stock options and received cash proceeds of $183,425.

During February 2021, the Company issued 13,642 shares of common stock from the exercise of warrants and received cash proceeds of $100,000.

Restricted Stock

During the year ended December 31, 2020, the Company issued 1,087,618 shares of restricted common stock valued based on the stock price at the date of issuance with a weighted average price of $5.27 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, See Note 10. Of which 15,115 shares were vested during the year ended December 31, 2020 and no additional shares vested during the three months ended March 31, 2021. The Company recognized stock based compensation expense during the three months ended March 31, 2021 of $1,246,539.

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

As of March 31, 2021, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of March 31, 2021	8
Multiplied by the stated value	$154.00
Equals the gross stated value	$1,232
Divided by the conversion price	$184.80
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of March 31, 2021	$6.48
Equals the payment	$45

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

As of March 31, 2021, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of March 31, 2021	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.60
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of March 31, 2021	$6.48
Equals the payment	$6,661

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

As of March 31, 2021, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of March 31, 2021	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$2.50
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of March 31, 2021	$6.48
Equals the payment	$9,331

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. During February 2021, AYRO Seed Warrants were exercised for proceeds of $100,000 and the Company issued 13,642 shares of its Common Stock. As of March 31, 2021, there were 448,005 AYRO Seed Warrants outstanding. The Company recorded warrant expense of $0 and $22,056 related to the AYRO Seed Warrants for the three months ended March 31, 2021 and 2020, respectively.

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO common stock pursuant to the Merger.

Series I Warrants

As a result of the Merger, 14,636 Series I Warrants transferred to AYRO and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise. As of March 31, 2021, there were 14,636 outstanding.

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of March 31, 2021, there were 2,800 Series H-3 Warrants outstanding.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection, and the warrants cannot be less than $15.60 per share. As of March 31, 2021, there were 37,453 Series H-4 Warrants outstanding.

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of March 31, 2021, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of March 31, 2021, there were 348,476 Series H-5 Warrants outstanding.

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

The Series I, H-1, H-3, H-4, J and H-5 Warrants expire through the years 2021-2024.

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2020. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of March 31, 2021, the 27,273 June Finder Warrants were outstanding.

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

The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2020. As of March 31, 2021, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2020. As of March 31, 2021, there were 129,500 July 22 Placement Agent Warrants outstanding.

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020 using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense during the fourth quarter in 2020 for the total fair value of the September Warrant. As of March 31, 2021, there were 31,348 September Warrants outstanding.

The following assumptions were used to determine the fair value of the September Warrants:

As of September 25, 2020
Dividend	-%
Risk Free Rate	0.30%
Exercise Price	$2.90
Strike Price	$3.19
Term	5.00
Volatility	102%

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants are immediately exercisable, in whole or in part at a strike price of $8.09 and terminate six months from the date of issuance on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of March 31, 2021, there were 1,237,624 Series A Warrants and 825,084 Series B Warrants outstanding.

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

The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of March 31, 2021, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants were outstanding.

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

Each purchaser was also granted a warrant to purchase, between July 26, 2021 and July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares at an exercise price of $6.93 per share.

On January 25, 2021, the Company agreed to issue warrants to Palladium, the placement agent for the January 2021 offering to purchase 233,334 shares of the Company’s common stock at an exercise price of $6.93 per share. The warrants are exercisable six months following issuance and terminate on July 23, 2023.

On February 11, 2021, the Company agreed to issue warrants to Spartan Capital Securities, LLC and its affiliates (the “February Finder Warrants”) to purchase 15,574 shares of the Company’s common stock at an exercise price of $10.925 per share and to purchase 35,885 shares of the Company’s common stock at an exercise price of $10.45 per share to a finder or its designees. In addition, the Company agreed to issue warrants to Palladium (the “February Placement Agent Warrants”) to purchase 255,584 shares of the Company’s common stock at an exercise price of $10.925 per share. The February Finder Warrants and February Placement Agent Warrants terminate after a period of 5 years on February 26, 2026. As of March 31, 2021, there were 51,459 February Finder Warrants and 255,584 February Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	3,501,014	$8.03	2.87
Granted	3,873,711	$7.24
Exercised	(13,642)	$7.33
Outstanding at March 31, 2021	7,361,083	$7.62	2.57

NOTE 10. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards. The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,879,537 stock options, restricted stock and warrants remaining under this plan as of March 31, 2021.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017. As of March 31, 2021, the 2017 Long Term Incentive Plan remains active, but no additional awards may be granted.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Equity Incentive Plan (the “2014 Plan”), 141,326 shares of common stock were reserved for issuance and there are options to purchase 61,440 shares outstanding as of March 31, 2021. As of March 31, 2021, there were zero shares available for grant under the 2014 Plan.

Stock-based compensation, including restricted stock awards, stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$23,486	$15,872
Sales and marketing	63,449	34,584
General and administrative	1,612,488	106,002
Total	$1,699,423	$156,458

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2020	1,920,269	$4.40	8.66
Exercised	(74,987)	(2.45)
Outstanding at March 31, 2021	1,845,282	$4.48	8.47

Of the outstanding options, 971,528 were vested and exercisable as of March 31, 2021. At March 31, 2021 the aggregate intrinsic value of stock options vested and exercisable was $3,277,319.

The Company recognized $269,895 and $134,402 of stock option expense for the three months ended March 31, 2021 and 2020, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2021 was $1,708,387 and will be recognized on a straight-line basis through the end of the vesting periods through October 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The Company uses the following inputs when valuing stock-based awards.

	Three Months Ended March 31,
	2021	2020
Expected life (years)	0.0	5.0
Risk-free interest rate	0%	0.29%
Expected volatility	0%	74.4%
Total grant date fair value	$0.00	$0.99

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

Restricted Stock The following table reflects the restricted stock activity:	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2020	1,072,503	$5.30
Granted	172,000	$7.66
Outstanding at March 31, 2021	1,244,503	$5.63

In September 2020, the Company issued 436,368 shares of restricted stock to non-executive directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. The Company recognized compensation expense during the three months ended March 31, 2021 of $500,765. Total compensation cost related to non-vested restricted stock not yet recognized as of March 31, 2021 was $333,843 and will be recognized on a straight-line basis through the end of the vesting periods through May 2021.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock to Rodney C. Keller, Jr. (“the “Keller Restricted Stock”) that vest according to the following vesting schedule: one-third will vest on May 28, 2021, one-third will vest on December 4, 2021 and one-third will vest on December 4, 2022. Compensation expense for the Keller Restricted Stock of $745,774 was recognized for the three months ended March 31, 2021. Total compensation cost related to non-vested restricted stock not yet recognized as of March 31, 2021 was $3,380,843 and will be recognized on a straight-line basis through the end of the vesting periods through December 4, 2022.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. The shares vest 50% at June 30, 2021, 25% at September 30, 2021 and 25% at December 31, 2021. The Company recognized compensation expense during the three months ended March 31, 2021 of $182,989. Total compensation cost related to non-vested restricted stock not yet recognized as of March 31, 2021 was $1,134,531 and will be recognized on a straight-line basis through the end of the vesting periods through December 31, 2021.

Other Share-Based Payments

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

The Company recognized $0 and $22,056 of warrant expense related to consulting services for the three months ended March 31, 2021 and 2020, respectively.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. For the period ended March 31, 2021 and 2020, two customers accounted for the Company’s revenues, one for 72% and 94% and the second for 24% and 2%, respectively.

Accounts Receivable

As of March 31, 2021 and December 31, 2020, multiple customers accounted for more than 10% of the Company’s accounts receivable. One customer accounted for approximately 72% and 74% as of March 31, 2021 and December 31, 2020, respectively. A second and third customer accounted for approximately 17% and 10% as of March 31, 2021.

Purchasing

The Company places orders with various suppliers. During the three months ended March 31, 2021 and 2020, multiple suppliers provided more than 10% of the Company’s raw materials purchases. During the three months ended March 31, 2021, one supplier accounted for approximately 30%, another supplier accounted for 22%, and a third supplier accounted for 16%. During the three months ended March 31, 2020, the Company’s purchases of raw materials from one supplier accounted for approximately 38%, another supplier accounted for 16% and a third supplier accounted for approximately 12%. The Company’s top supplier accounted for approximately 58% and 77% of its bill of materials as included in costs of goods sold for the three months ended March 31, 2021 and 2020, respectively. Any disruption in the operation of this supplier could adversely affect the Company’s operations.

Manufacturing

Cenntro Automotive Group (“Cenntro”), a related party owns the design of the AYRO 411 model and has granted the Company an exclusive license to manufacture the AYRO 411 model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell AYRO 411 in the United States, and the Company required to purchase the minimum volume of product units from Cenntro, among other obligations.

NOTE 12. RELATED PARTY TRANSACTIONS

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, the Company’s primary supplier, a manufacturer located in the People’s Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Through the partnership, Cenntro acquired 19% of AYRO Operating’s common stock. Cenntro beneficially owned approximately 3.37% of the Company’s common stock as of March 31, 2021. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract upon availability of the 411x product. As of March 31, 2021 and 2020, the amounts outstanding to Cenntro as a component of accounts payable were $13,469 and $69,825, respectively. See Note 11 for concentration amounts.

Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, the Company made a $1.2 million prepayment for inventory. During the three months ended March 31, 2021, the Company made an additional deposit of $100,000, as prepayment for additional inventory for 2021. As of March 31, 2021 and 2020, the prepayment deposits were $1,044,590 and $49,162.

Other

The Company had received short-term expense advances from its founders. As of March 31, 2021 and December 31, 2020, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining terms for the Company’s leases as of March 31, 2021 are 6.0 and 1.25 years, respectively. The Company currently has no finance leases.

During the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $39,273 and $4,096, respectively.

The components of lease expense consist of the following:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$68,795	$45,868
Short-term lease expense	3,533	60,836
Total lease cost	$72,328	$106,704

Balance sheet information related to leases consists of the following:

	March 31, 2021	December 31, 2020
Assets
Operating lease – right-of-use asset	$1,180,025	$1,098,819
Total lease assets	$1,180,025	$1,098,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$215,555	$123,139
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	991,545	1,002,794
Total lease liability	$1,207,100	$1,125,933

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	6.0
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

	March 31, 2021	March 31, 2021
Operating cash flows for operating leases	$39,273	$4,096
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680

Future minimum lease payment under non-cancellable lease as of March 31, 2021 are as follows:

As of March 31, 2021	Operating Leases
2021, remaining	$231,501
2022	306,691
2023	247,533
2024	254,277
2025	261,223
2026 and thereafter	313,307
Total minimum lease payments	1,614,532
Less effects of discounting	(407,432)
Present value of future minimum lease payments	$1,207,100

Manufacturing Agreements

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement with Karma Automotive, LLC (the “Karma Agreement”). The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of our vehicles in return for compensation of $1,160,800.

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract and was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. On February 24, 2021, a first amendment to the Karma Agreement was made where Parties jointly agree to amend the terms of Exhibit A Statement of Work to Master Services Agreement, in order to allow Karma to assemble a certain number of units of the AYRO 411 vehicle. For the period ended March 31, 2021, the Company recorded an expense of $7,120 related to the Karma Agreement for the assembly of the AYRO 411 vehicle as discussed above. This amount was recorded against cost of goods for direct labor as part of the first production level builds.

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

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of March 31, 2021, approximately $5,603 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of March 31, 2021 and December 31,2020, the balance due remains $45,000. This amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Cautionary Note Regarding Forward-Looking Statements.”

References in this management’s discussion and analysis to “we,” “us,” “our,” “our Company” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected.’

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K as filed on March 31, 2021 as amended on April 30, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, a division of Ingersoll Rand, Inc. (“Club Car”), through a strategic arrangement entered in early 2019. We plan to continue growing our business through our experienced management team by leveraging our supply chain, allowing us to scale production without a large capital investment.

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China, in a supply chain agreement to provide sub-assembly manufacturing services. Through the partnership, Cenntro initially acquired 19% in 2017 of AYRO Operating’s common stock. Cenntro beneficially owned approximately 4.38% of our common stock as of December 31, 2020 and 3.37% as of March 31, 2021. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

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

Cenntro will determine the minimum sale requirements for the years thereafter. Should any event of default occur, the other party may terminate the MLA by providing written notice to the defaulting party, who will have 90 days from the effective date of the notice to cure the default. Unless waived by the party providing notice, a failure to cure the default(s) within the 90-day time frame will result in the automatic termination of the MLA. Events of default under the MLA include a failure to make a required payment when due, the insolvency or bankruptcy of either party, the subjection of either party’s property to any levy, seizure, general assignment for the benefit of creditors, and a failure to make available or deliver the products in the time and manner provided for in the MLA. We are dependent on the MLA, and in the event of its termination our manufacturing operations and customer deliveries would be materially impacted.

Master Procurement Agreement with Club Car

In March 2019, AYRO Operating entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of our four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently have no intention of selling our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and AYRO invoices Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO Operating’s delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles we develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful. For the three months ended March 31, 2021, revenues from Club Car constituted approximately 75% of our revenue. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

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

On February 24, 2021, a first amendment to the Karma Agreement was made where Parties jointly agree to amend the terms of Exhibit A Statement of Work to Master Services Agreement, in order to allow Karma to assemble a certain number of units of the AYRO 411 vehicle.

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

Gallery Carts, a premier distributor of Club Car 411 low-speed electric vehicles manufactured by AYRO, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Recent Developments

On January 25, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,333,334 shares at an offering price of $6.00 per share, for gross proceeds of $20.0 million before the deduction of fees and offering expenses. In a concurrent private placement, we sold to such investors warrants to purchase, at any time on or after July 26, 2021 and on or before July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares, at an exercise price of $6.93 per share.

In connection with the January 25, 2021 securities purchase agreement, we issued Palladium Capital Group, LLC (collectively with its affiliates, “Palladium”) a warrant to purchase 233,334 shares of common stock (which equals 7.0% of the aggregate number of shares of common stock sold in the January 2021 registered direct offering). The warrants issued to Palladium have the same terms as the investor warrants issued under the January 25, 2021 concurrent private placement.

On February 11, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 4,400,001 shares of common stock at an offering price of $9.50 per share, for gross proceeds of $41.8 million before the deduction of fees and offering expenses. Each purchaser was also granted an option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,001 shares, at an exercise price of $11.50 per share.

Palladium and Spartan Capital Securities, LLC (“Spartan,” or collectively with Palladium, the “Financial Advisors”) were entitled to a fee equal to 8% of the gross proceeds raised in the February 2021 registered direct offering and warrants to purchase an aggregate of 271,158 shares of our common stock at an exercise price of $10.925 per share and 35,885 shares of our common stock at an exercise price of $10.45 per share. The warrants are exercisable immediately following issuance and terminate five years following issuance.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the three months ended March 31, 2021, investors purchased 302,500 of the Additional Shares of our common stock par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the recent coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least though the second quarter of 2021. The pandemic adversely impacted our sales and the demand for our products in 2020 and is expected to continue adversely impacting demand for our products in 2021.

Components of Results of Operations

Revenue

We derive revenue from the sale of our four-wheeled electric vehicles, and, to a lesser extent, shipping, parts and service fees. In the past we also derived rental revenue from vehicle revenue sharing agreements with our tourist destination fleet operators, or Destination Fleet Operators (“DFOs”), and, to a lesser extent, shipping, parts and service fees. Provided that all other revenue recognition criteria have been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollar, as product revenue increases.

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

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of our core business. Other expense consists primarily of interest expense.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table sets forth our results of operations for each of the periods set forth below:

	For the three months ended March 31,
	2021	2020	Change
Revenue	$788,869	$146,816	$642,053
Cost of goods sold	644,503	113,155	531,348
Gross profit	144,366	33,661	110,705
Operating expenses:
Research and development	1,927,561	154,699	1,772,862
Sales and marketing	558,404	319,454	238,950
General and administrative	3,301,309	1,249,052	2,052,257
Total operating expenses	5,787,274	1,723,205	4,064,069
Loss from operations	(5,642,908)	(1,689,544)	(3,953,364)
Other income and expense:
Other income, net	9,926	16	9,910
Interest expense	(851)	(105,625)	104,774
Net loss	$(5,633,833)	$(1,795,153)	$(3,838,680)

Revenue

Revenue was $0.79 million for the three months ended March 31, 2021 as compared to $0.15 million for the same period in 2020, an increase of 437.3%, or $0.64 million. The increase in revenue was the result of an increase in sales of our vehicles, deriving from our MPA with Club Car, related powered-food box sales and other vehicle options.

Cost of goods sold and gross profit

Cost of goods sold increased by $0.53 million, or 469.6% for the three months ended March 31, 2021, as compared to the same period in 2020, corresponding with the increase in vehicle sales and an increase in time-of-order options for our vehicles and specialty products.

Gross margin percentage was 18.3% for the three months ended March 31, 2021, as compared to 22.9% for the three months ended March 31, 2020. The decrease in gross margin percentage in the core business was primarily due to an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic. Vehicle sales prices were increased in January 2021 to partially offset these cost increases.

Research and development expense

Research and development (“R&D”) expense was $1.93 million for the three months ended March 31, 2021, as compared to $0.15 million for the same period in 2020, an increase of $1.78 million, or 1146.01%. The increase was primarily due to expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and initiated development of our next-generation three-wheeled vehicle. We had an increase in salaries and related expenses of $0.29 million, an increase of $1.18 million from R&D contracting for professional service and design costs and an increase in design and testing material of $0.25 million.

Sales and marketing expense

Sales and marketing expense was $0.56 million for the three months ended March 31, 2021, as compared to $0.32 million for the same period in 2020, as we expanded our sales and marketing staff and marketing-related initiatives surrounding our next generation three-wheeled vehicle. Salaries and wages increased by $0.08 million and stock-based compensation increased by $0.03 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.05 million and contracting for professional marketing services increased by $0.05 million. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team increased by $0.02 million as compared to the same period in 2020 due to a reclassification from general and administration expenses to sales and marketing expense for demonstration vehicles assigned to the sales and marketing team.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $3.30 million for the three months ended March 31, 2021, compared to $1.25 million for the same period in 2020, an increase of $2.05 million. Contracting for professional services increased by $0.34 million primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount was offset by the decrease of various expenses, primarily acquisition and financing cost of $0.35 million and a decrease in consulting services of $0.06 million. Board compensation expense increased by $0.12 million. Salaries and related costs increased by $0.28 million due to corporate expansion. Stock-based compensation expense increased by $1.53 million, primarily due to the expense of director and employee equity awards granted in 2020. Other public company-related expenses increased by $0.09 million.

Depreciation decreased by $0.01 million, primarily driven by fully depreciating the tooling for our AYRO 311 product line during 2020 and the reclassification of depreciation expense for demonstration vehicles assigned to the sales and marketing team due to our redirection of our marketing focus in-house. Rent decreased for the three months ended March 31, 2021 as compared to the same period in 2020 due to the accounting in 2020 for $0.02 million expense from contract liabilities and a rent payment towards the prior office space of $0.03 million.

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

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Net Loss	$(5,633,833)	$(1,795,153)
Depreciation and Amortization	124,198	114,275
Stock-based compensation expense	1,699,423	156,458
Amortization of Discount on Debt	-	63,744
Interest expense	851	28,436
Adjusted EBITDA	$(3,809,361)	$(1,432,240)

Liquidity and Capital Resources

As of March 31, 2021, we had $91.49 million in cash and working capital of $92.96 million. As of December 31, 2020, we had $36.54 million in cash and working capital of $38.50 million. The increase in cash and working capital was primarily a result of our capital raising activities during the three months ended March 31, 2021.

Our sources of cash since inception have been predominantly from the sale of equity and debt.

On January 25, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 3,333,334 shares at an offering price of $6.00 per share, for gross proceeds of $20.00 million before the deduction of fees and offering expenses. In a concurrent private placement, we sold to such investors warrants to purchase, at any time on or after July 26, 2021 and on or before July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares, at an exercise price of $6.93 per share.

On February 11, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 4,400,001 shares of common stock at an offering price of $9.50 per share, for gross proceeds of $41.80 million before the deduction of fees and offering expenses. Each purchaser was also granted the option to purchase, on or before February 16, 2022, additional shares of common stock equal to the full amount of 75% of the common stock it purchased at the initial closing, or an aggregate of 3,300,001 shares, at a purchase price of $11.50 per share.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the three months ended March 31, 2020, investors purchased 302,500 additional shares at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing teams, the timing of new product introductions and the continuing market acceptance of our products and services. We may also use capital for strategic acquisitions or transactions.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at March 31, 2021, will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2021	2020
Cash Flows:
Net cash used in operating activities	$(3,450,067)	$(983,115)
Net cash used in investing activities	$(147,294)	$(88,085)
Net cash provided by financing activities	$58,551,425	$498,318

Operating Activities

During the three months ended March 31, 2021, we used $3.45 million in cash in operating activities, an increase in use of $2.47 million when compared to the cash used in operating activities of $0.98 million during the same period in 2020. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, an increase in accounts receivable, payments of accrued expenses, purchases of inventory and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended March 31, 2021, we used cash of $0.15 million from investing activities as compared to $0.09 million of cash used in investing activities during 2020, an increase of $0.06 million. The net increase was primarily due to purchases of property and equipment to support facilities and capabilities expansion.

Financing Activities

During the three months ended March 31, 2021, we received net proceeds of an aggregate of $58.27 million from the issuance of common stock, net of fees and expenses, $0.18 million from the exercise of options to purchase additional shares of common stock, and $0.10 million from the exercise of warrants for cash. During the three months ended March 31, 2020, we received $0.50 million in debt financing from certain DropCar investors of which the note was repaid upon closing of the Merger.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures following the Merger. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2020, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function to provide for a full segregation of duties as required of a public company.

Plan for Remediation of Material Weakness

We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process. We also continue to expand the functionality of our internal accounting systems to provide for higher levels of automation and assurance in the financial reporting function.

Changes in Internal Controls over Financial Reporting

Following the completion of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration and as otherwise described above under “Plan for Remediation of Material Weakness,” there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings identified in Note 13 of the Notes to the Financial Statements in this Form 10-Q, there have been no changes to the legal proceedings disclosed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as identified in our Annual Report on Form 10-K filed March 31, 2021, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

4.1	Form of Investor Warrant issued in connection with the January 2020 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.2	Form of Palladium Warrant issued in connection with the January 2020 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.3	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.4**	Form of Spartan Common Stock Purchase Warrant issued in connection with the February 2021 Offering

10.1

Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.2	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document

**	Filed herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: May 13, 2021	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr,
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

