Form 10-Q
period 2021-06-30
AYRO, Inc.
filed 2021-08-16
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, the registrant had 36,388,765 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$87,891,072	$36,537,097
Accounts receivable, net	1,057,534	765,850
Inventory, net	1,728,817	1,173,254
Prepaid expenses and other current assets	1,305,899	1,608,762
Total current assets	91,983,322	40,084,963

Property and equipment, net	947,974	611,312
Intangible assets, net	137,334	143,845
Operating lease – right-of-use asset	1,125,368	1,098,819
Deposits and other assets	41,289	22,491
Total assets	$94,235,287	$41,961,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,407,248	$767,205
Accrued expenses	1,614,102	665,068
Contract liability	-	24,000
Current portion long-term debt, net	-	7,548
Current portion lease obligation – operating lease	245,801	123,139
Total current liabilities	4,267,151	1,586,960

Long-term debt, net	-	14,060
Lease obligation - operating lease, net of current portion	933,563	1,002,794
Total liabilities	5,200,714	2,603,814

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of June 30, 2021 and December 31, 2020)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of June 30, 2021 and December 31, 2020)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 shares as of June 30, 2021 and December 31, 2020)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 36,304,362 and 27,088,584 shares, as of June 30, 2021 and December 31, 2020)	3,630	2,709
Additional paid-in capital	127,483,342	64,509,724
Accumulated deficit	(38,452,399)	(25,154,817)
Total stockholders’ equity	89,034,573	39,357,616
Total liabilities and stockholders’ equity	$94,235,287	$41,961,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$522,067	$285,927	$1,310,936	$432,743
Cost of goods sold	430,478	205,637	1,074,981	318,792
Gross profit	91,589	80,290	235,955	113,951

Operating expenses:
Research and development	3,042,117	180,605	4,969,678	335,304
Sales and marketing	668,838	239,065	1,227,242	558,519
General and administrative	4,061,681	714,679	7,362,994	1,963,730
Total operating expenses	7,772,636	1,134,349	13,559,914	2,857,553

Loss from operations	(7,681,047)	(1,054,059)	(13,323,959)	(2,743,602)

Other income (expense):
Other income, net	18,419	3	28,689	20
Interest expense	(1,121)	(123,576)	(2,312)	(229,202)
Loss on extinguishment of debt	-	(353,225)	-	(353,225)
Other income (expense), net	17,298	(476,798)	26,377	(582,407)

Net loss	$(7,663,749)	$(1,530,857)	$(13,297,582)	$(3,326,009)

Net loss per share, basic and diluted	$(0.22)	$(0.18)	$(0.39)	$(0.54)

Basic and diluted weighted average Common Stock outstanding	35,315,044	8,291,351	33,678,834	6,131,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series H		Series H-3		Series H-6		AYRO Series Seed				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	8	$-	1,234	$-	50	$-	-	-	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616
Stock Based Compensation											1,699,423		1,699,423
Sale of common stock, net of fees							-	-	8,035,835	804	58,269,025		58,269,829
Exercise Warrants									13,642	1	99,999		100,000
Exercise Options									74,987	7	183,418		183,425
Net Loss												(5,633,833)	(5,633,833)
Balance, March 31, 2021	8	-	1,234	-	50	-	-	-	35,213,048	3,521	124,761,589	(30,788,650)	93,976,460
Issuance of common stock for services									15,000	2	42,298		42,300
Stock Based Compensation							-	-			1,638,071		1,638,071
Exercise Options									394,589	39	1,041,452		1,041,491
Restricted stock vesting									681,725	68	(68)		0
Net Loss												(7,663,749)	(7,663,749)
Balance, June 30, 2021	8	$-	1,234	$-	50	$-	-	-	36,304,362	$3,630	$127,483,342	$(38,452,399)	$89,034,573

	Series H		Series H-3		Series H-6		AYRO Series Seed				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019			-		-		7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943
Stock Based Compensation											156,459		156,459
Net Loss												(1,795,153)	(1,795,153)
Balance, March 31, 2020	-	$-	-	$-	-	$-	7,360,985	$9,025,245	3,948,078	$395	$5,158,406	$(15,753,797)	$(1,569,751)
Conversion of AYRO Preferred Stock to common stock							(7,360,985)	(9,025,245)	2,007,193	201	9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	-											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	-									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	-							-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,939,045	493	4,451,237		4,451,730
Exchange of debt for common stock in connection with the 2020 Merger									1,030,585	103	999,897		1,000,000
Issuance of common stock in connection with debt offering									553,330	56	461,957		462,013
Sale of common stock, net of fees									2,200,000	220	5,064,780		5,065,000
Exercise of warrants, net of fees									1,831,733	183	515,155		515,338
Stock Based Compensation											150,949		150,949
Net Loss												(1,530,856)	(1,530,856)
Balance, June 30, 2020	8	$-	2,189	$-	7,883	$-	-	$-	16,509,964	$1,651	$25,827,425	$(17,284,653)	$8,544,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,297,582)	$(3,326,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,675	228,464
Stock-based compensation	3,337,494	307,408
Amortization of debt discount	-	169,739
Loss on extinguishment of debt	-	353,225
Amortization of right-of-use asset	93,891	49,738
Provision for bad debt expense	63,333	5,794
Change in operating assets and liabilities:
Accounts receivable	(355,016)	(247,708)
Inventory	(603,336)	59,889
Prepaid expenses and other current assets	302,859	(110,848)
Deposits	(18,797)	26,265
Accounts payable	1,640,043	58,468
Accrued expenses	991,334	(325,966)
Contract liability	(24,000)	63,904
Lease obligations - operating leases	(67,009)	(30,286)
Net cash used in operating activities	(7,683,111)	(2,717,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(482,541)	(243,928)
Purchase of intangible assets	(53,512)	(8,520)
Proceeds from merger with ABC Merger Sub, Inc.	-	3,060,740
Net cash provided by (used in) investing activities	(536,053)	2,808,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	-	1,318,000
Repayments of debt	(21,608)	(1,103,401)
Proceeds from exercise of warrants	100,000	515,338
Proceeds from exercise of stock options	1,224,918	-
Proceeds from issuance of common stock, net of fees and expenses	58,269,829	6,455,992
Net cash provided by financing activities	59,573,139	7,185,929

Net change in cash	51,353,975	7,276,298

Cash, beginning of period	36,537,097	641,822

Cash, end of period	$87,891,072	$7,918,120

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,971	$58,366
Cash paid for taxes	$-	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680
Conversion of debt to Common Stock	$-	$1,000,000
Conversion of Preferred Stock to Common Stock	$-	$9,025,245
Discount on debt from issuance of Common Stock and warrants	$-	$462,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Articles of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly and to dealers in the United States.

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

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $7,663,749 and $13,297,582 for the three and six months ended June 30, 2021, respectively, and negative cash flows from operations of $7,683,111 for the six months ended June 30, 2021. At June 30, 2021, the Company had cash balances totaling $87,891,072. In addition, overall working capital increased by $49,218,168 during the six months ended June 30, 2021. Management believes that the existing cash at June 30, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

Since early 2020, when the World Health Organization declared the spread of the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for AYRO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020 and into 2021, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had an adverse impact on AYRO’s sales and the demand for AYRO products in 2020 and in the first and second quarters of 2021, resulting in sales that were less than expected in the first half of 2021. AYRO expects the pandemic to continue to have an adverse impact on sales and demand for products throughout the remainder of 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar Operating Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021, as amended on April 30, 2021.

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

Product revenue

Product revenue from customer contracts is recognized on the sale of each electric vehicle as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: sale and delivery of complete vehicles. Ownership and risk of loss transfers to the customer based on FOB shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point control transfers or in accordance with payment terms customary to the business. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is identical to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, warranty is not accounted for as a separate performance obligation. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $59,229 and $16,640 for the three months ended June 30, 2021 and 2020 and $109,855 and $30,790 for the six months June 30, 2021 and 2020, respectively, included in SG&A.

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

On May 28, 2020, pursuant to the previously announced Merger Agreement, dated December 19, 2019, the Company issued prefunded common stock warrants to purchase 1,193,391 shares of the Company’s common stock to certain investors (“Penny Warrants”). All Penny Warrants were fully exercised by December 31, 2020.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,448,193	1,060,254	1,448,193	1,060,254
Restricted Stock Unvested	520,167	-	520,167	-
Series H-1, H-3, H-4, H-5, I, J, pre-merger AYRO Merger common stock purchase warrants and post-merger AYRO warrants issued	7,346,447	4,006,205	7,346,447	4,006,205
Series H, H-3, H-6, and pre-merger AYRO Seed Preferred Stock	2,475	278,862	2,475	278,862
Totals	9,317,282	5,345,321	9,317,282	5,345,321

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue type
Product revenue	$506,369	$263,465	$1,216,568	$393,091
Shipping revenue	15,698	22,462	57,681	37,867
Subscription revenue	-	-	-	1,785
Service income	-	-	36,687	-
	$522,067	$285,927	$1,310,936	$432,743

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

The table below details the activity in the Company’s contract liabilities as of June 30, 2021 and December 31, 2020. The balance at the end of each period is reported as contract liability in the Company’s unaudited condensed consolidated balance sheet.

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
Balance, beginning of period	$24,000	$-
Additions	-	183,319
Transfer to revenue	(24,000)	(159,319)
Balance, end of period	$-	$24,000

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

Such percentage is recorded as a component of cost of revenues in the statement of operations. As of June 30, 2021 and December 31, 2020, warranty reserves were recorded within accrued expenses of $61,592 and $43,278, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	June 30,	December 31,
	2021	2020
Trade receivables	$1,194,696	$839,679
Less: Allowance for doubtful accounts	(137,162)	(73,829)
	$1,057,534	$765,850

NOTE 6. INVENTORY, NET

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$1,177,314	$634,085
Work-in-progress	-	-
Finished goods	551,503	539,169
	$1,728,817	$1,173,254

Depreciation expense for fleet inventory for the three months ended June 30, 2021 and 2020 was $23,886 and $0, and for the six months ended June 30, 2021 and 2020, $47,772 and $0, respectively. Management has determined that no reserve for inventory obsolescence was required as of June 30, 2021 and December 31, 2020.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2021	2020
Prepaid final assembly services	$409,740	$520,000
Prepayments for inventory	766,429	976,512
Prepaid other	129,730	112,250
	$1,305,899	$1,608,762

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Computer and equipment	$841,270	$815,704
Furniture and fixtures	170,357	127,401
Lease improvements	242,024	221,802
Prototypes	300,376	300,376
Computer software	455,875	62,077
	2,009,902	1,527,360
Less: Accumulated depreciation	(1,061,928)	(916,048)
	$947,974	$611,312

Depreciation expense for the three months ended June 30, 2021 and 2020 was $74,752 and $85,554, and for the six months ended June 30, 2021 and 2020 was $145,880 and $171,612, respectively.

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2021
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$404,622	$(341,548)	$63,074	0.62 yrs.
Patents and trademarks	114,573	(40,313)	74,260	2.59 yrs.
	$519,195	$(381,861)	$137,334

	December 31, 2020
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(291,937)	$103,311	1.05 yrs.
Patents	70,435	(29,901)	40,534	2.45 yrs.
	$465,683	$(321,838)	$143,845

Amortization expense for the three months ended June 30, 2021 and 2020, was $30,839 and $28,635 and for the six months ended June 30, 2021 and 2020, was $60,023 and $56,852, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

NOTE 10. STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2020, the Company issued 1,573,218 shares of common stock, par value $0.0001 per share, for proceeds of $2,000,000 net of offering fees and expenses of $609,010, pursuant to Stock Purchase Agreements entered into on December 19, 2019, as a component of the Merger Agreement and contingent upon closing of the Merger.

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

On March 17, 2021, in connection with that certain Agreement and Plan of Merger dated December 19, 2019, whereby certain former stockholders of AYRO Operating entered into lock-up agreements (collectively, the “May Lock-Up Agreements”) pursuant to which they agreed to certain restrictions on the transfer or sale of shares of the Company’s common stock for the one-year period following the Merger, AYRO modified the May Lock-Up Agreements to allow each stockholder party to a May Lock-Up Agreement to (i) sell up to 5% of such stockholder’s holdings in the Company’s common stock on any trading day (with such 5% limitation to be measured as of the date of each sale) and (ii) allow for unlimited sales of the Company’s common stock for any sales made at $10.00 per share or greater. As of May 28, 2021, all of the May Lock-up Agreements were expired.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the six months ended June 30, 2021 investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1,512,500.

During February 2021, the Company issued 13,642 shares of common stock from the exercise of warrants and received cash proceeds of $100,000.

During the six months ended June 30, 2021, the Company issued 469,576 shares of common stock from the exercise of stock options and received cash proceeds of $1,224,917.

During the six months ended June 30, 2021, the Company issued 681,725 shares of common stock upon the vesting of restricted stock.

Restricted Stock

During the year ended December 31, 2020, the Company issued 1,087,618 shares of restricted common stock valued based on the stock price at the date of issuance with a weighted average price of $5.27 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, See Note 11. Of which 15,115 shares were vested during the year ended December 31, 2020. On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. During the six month ended June 30, 2021, 681,724 additional shares vested. The Company recognized stock-based compensation expense during the three and six months ended June 30, 2021 of $1,407,012 and $2,836,541, respectively.

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

As of June 30, 2021, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of June 30, 2021	8
Multiplied by the stated value	$154.00
Equals the gross stated value	$1,232
Divided by the conversion price	$184.80
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of June 30, 2021	$4.88
Equals the payment	$34

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

As of June 30, 2021, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of June 30, 2021	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.60
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of June 30, 2021	$4.88
Equals the payment	$5,017

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

As of June 30, 2021, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of June 30, 2021	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$2.50
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of June 30, 2021	$4.88
Equals the payment	$7,027

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. During February 2021, AYRO Seed Warrants were exercised for proceeds of $100,000 and the Company issued 13,642 shares of its Common Stock. As of June 30, 2021, there were 448,005 AYRO Seed Warrants outstanding. The Company recorded warrant expense of $0 and $36,760 related to the AYRO Seed Warrants for the six months ended June 30, 2021 and 2020, respectively.

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO common stock pursuant to the Merger.

Series I Warrants

As a result of the Merger, 14,636 Series I Warrants transferred to AYRO and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants. During the six months ended June 30, 2021, all 14,636 Series I Warrants expired.

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of June 30, 2021, there were 2,800 Series H-3 Warrants outstanding.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection, and the warrants cannot be less than $15.60 per share. As of June 30, 2021, there were 37,453 Series H-4 Warrants outstanding.

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of June 30, 2021, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants became exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of June 30, 2021, there were 348,476 Series H-5 Warrants outstanding.

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

The Series H-1, H-3, H-4, J and H-5 Warrants expire through the years 2022-2024.

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2020. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of June 30, 2021, the 27,273 June Finder Warrants were outstanding.

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

The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2020. As of June 30, 2021, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2020. As of June 30, 2021, there were 129,500 July 22 Placement Agent Warrants outstanding.

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020, using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense during the fourth quarter in 2020 for the total fair value of the September Warrant. As of June 30, 2021, there were 31,348 September Warrants outstanding.

The following assumptions were used to determine the fair value of the September Warrants:

As of September 25, 2020
Dividend	-%
Risk Free Rate	0.30%
Exercise Price	$2.90
Strike Price	$3.19
Term	5.00
Volatility	102%

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants were immediately exercisable, in whole or in part at a strike price of $8.09 and expired on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of June 30, 2021, there were no Series A Warrants and 825,084 Series B Warrants outstanding.

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

The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of June 30, 2021, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants were outstanding.

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

On February 11, 2021, the Company agreed to issue warrants to Spartan Capital Securities, LLC and its affiliates (the “February Finder Warrants”) to purchase 15,574 shares of the Company’s common stock at an exercise price of $10.925 per share and to purchase 35,885 shares of the Company’s common stock at an exercise price of $10.45 per share to a finder or its designees. In addition, the Company agreed to issue warrants to Palladium (the “February Placement Agent Warrants”) to purchase 255,584 shares of the Company’s common stock at an exercise price of $10.925 per share. The February Finder Warrants and February Placement Agent Warrants terminate after a period of 5 years on February 26, 2026. As of June 30, 2021, there were 51,459 February Finder Warrants and 255,584 February Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	3,501,014	$8.03	2.87
Granted	3,873,711	$7.24
Exercised	(13,642)	$7.33
Expired	(1,252,260)	$8.80
Outstanding at June 30, 2021	6,108,823	$7.37	2.82

NOTE 11. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards. The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,874,037 stock options, restricted stock and warrants remaining under this plan as of June 30, 2021.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017. As of June 30, 2021, the 2017 Long Term Incentive Plan remains active, but no additional awards may be granted.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Equity Incentive Plan (the “2014 Plan”), 141,326 shares of common stock were reserved for issuance and there are options to purchase 61,440 shares outstanding as of June 30, 2021. As of June 30, 2021, there were zero shares available for grant under the 2014 Plan.

Stock-based compensation, including restricted stock awards, stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$20,708	$15,873	$44,194	$31,745
Sales and marketing	60,633	38,120	124,082	72,705
General and administrative	1,556,730	96,956	3,169,218	202,958
Total	$1,638,071	$150,949	$3,337,494	$307,408

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2020	1,920,269	$4.40	8.66
Exercised	(469,576)	(2.25)
Forfeitures	(2,500)	(2.52)
Outstanding at June 30, 2021	1,448,193	$4.98	8.46

Of the outstanding options, 575,600 were vested and exercisable as of June 30, 2021. At June 30, 2021 the aggregate intrinsic value of stock options vested and exercisable was $1,534,567.

The Company recognized $231,059 and $136,244 of stock option expense for the three months ended June 30, 2021 and June 30, 2020, and $500,953 and $270,647 for the six months ended June 30, 2021 and June 30, 2020, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2021 was $1,472,752 and will be recognized on a straight-line basis through the end of the vesting periods through October 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The Company uses the following inputs when valuing stock-based awards.

	Six Months Ended June 30,
	2021		2020
Expected life (years)		N/A	5.0
Risk-free interest rate		N/A	0.70%
Expected volatility		N/A	4.40%
Total grant date fair value	$	N/A	$3.84

The expected life of the employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. No employee stock options were awarded in the six months ended June 30, 2021.

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

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2020	1,072,503	$5.30
Granted	172,000	7.66
Vested	(681,724)	4.85
Forfeitures	(42,612)	3.17
Outstanding at June 30, 2021	520,167	$6.84

In September 2020, the Company issued 436,368 shares of restricted stock to non-executive directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. During May 2021, of the remaining outstanding restricted stock 378,641 vested and 42,612 were forfeited. The Company recognized compensation expense during the three and six months ended June 30, 2021 of $198,763 and $699,528, respectively.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock to Rodney C. Keller, Jr. (“the “Keller Restricted Stock”) that vest according to the following vesting schedule: one-third will vest on May 28, 2021, one-third will vest on December 4, 2021 and one-third will vest on December 4, 2022. Compensation expense recognized for the Keller Restricted Stock for the three and six months ended June 30, 2021 was $732,472 and $1,478,247, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of June 30, 2021 was $2,648,371 and will be recognized on a straight-line basis through the end of the vesting periods through December 4, 2022.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. The shares vest 50% at June 30, 2021, 25% at September 30, 2021 and 25% at December 31, 2021. The Company recognized compensation expense during the three and six months ended June 30, 2021 of $475,771 and $658,760. Total compensation cost related to non-vested restricted stock not yet recognized as of June 30, 2021 was $658,760 and will be recognized on a straight-line basis through the end of the vesting periods through December 31, 2021.

Other Share-Based Payments

The Company granted stock warrants pursuant to the 2017 Long Term Incentive Plan (“LTIP”) effective January 1, 2017. The Company measured consultant stock-based awards at grant-date fair value and recognizes contractor consulting expense for contractor warrants on a straight-line method basis over the vesting period of the award. Grants to consultants are expensed at the earlier of (i) the date at which a commitment for performance by the service provider to earn the equity instrument is reached and (ii) the date at which the service provider’s performance is complete.

The Company recognized $0 and $14,704 of warrant expense related to consulting services for the three months ended June 30, 2021 and 2020, and $0 and $36,760 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently do not intend to sell our four-wheeled vehicles other than exclusively through Club Car. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. For the six months ended June 30, 2021 and 2020, two customers accounted for the Company’s revenues, one for 59% and 81% and the second for 40% and 17%, respectively, and one for 39% and 76% and the second for 65% and 25% for the three months ended June 30, 2021 and 2020, respectively.

Accounts Receivable

As of June 30, 2021 and December 31, 2020, two customers accounted for more than 10% of the Company’s accounts receivable. One customer accounted for approximately 45% and 74% as of June 30, 2021 and December 31, 2020, respectively. A second customer accounted for approximately 44% and 11% as of June 30, 2021 and December 31, 2020, respectively.

Purchasing

The Company places orders with various suppliers. During the six months ended June 30, 2021 and 2020, two suppliers provided more than 10% of the Company’s raw materials purchases. During the six months ended June 30, 2021, one supplier, Cenntro, accounted for approximately 45% and another supplier accounted for approximately 12%. The Company’s purchases of raw materials from one supplier accounted for approximately 57%, another supplier accounted for approximately 25% for the six months ended June 30, 2020. The Company’s purchases for raw materials were approximately 63% and 8% for the three months ended June 30, 2021, and approximately 28% and 12% for the three months ended June 30, 2020. Any disruption in the operation of this supplier, Cenntro could adversely affect the Company’s operations.

Manufacturing

Cenntro Automotive Group (“Cenntro”), a related party in 2020, owns the design of the AYRO 411 model and has granted the Company an exclusive license to manufacture the AYRO 411 model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell AYRO 411 in the United States, and the Company is required to purchase the minimum volume of product units from Cenntro, among other obligations.

NOTE 13. RELATED PARTY TRANSACTIONS

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, the Company’s primary supplier, a manufacturer located in the People’s Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Through the partnership, Cenntro acquired 19% of AYRO Operating’s common stock. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract upon availability of the next-generation AYRO 411, the 411x. As of June 30, 2021 and December 31, 2020, the amounts outstanding to Cenntro as a component of accounts payable were $16,635 and $44,594, respectively. See Note 12 for concentration amounts.

Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, the Company made a $1.2 million prepayment for inventory. During the six months ended June 30, 2021, the Company made an additional deposit of $100,000, as prepayment for additional inventory for 2021. As of June 30, 2021 and December 31, 2020, the prepayment deposits were $711,634 and $976,512, respectively.

Other

The Company had received short-term expense advances from its founders. As of June 30, 2021 and December 31, 2020, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining terms for the Company’s leases as of June 30, 2021 are 5.75 and 1.00 years, respectively. The Company currently has no finance leases.

During the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $67,009 and $30,286, respectively.

The components of lease expense consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$127,463	$61,196	$196,258	$107,064
Short-term lease expense	1,956	8,026	5,489	54,854
Total lease cost	$129,419	$69,222	$201,747	$161,918

Balance sheet information related to leases consists of the following:

	June 30, 2021	December 31, 2020
Assets
Operating lease – right-of-use asset, net	$1,125,368	$1,098,819
Total lease assets	$1,125,368	$1,098,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$245,801	$123,139
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	933,563	1,002,794
Total lease liability	$1,179,364	$1,125,933

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	5.75
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

	For the six months ended
	June 30, 2021	June 30, 2020
Operating cash flows for operating leases	$67,009	$30,286
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680

Future minimum lease payment under non-cancellable lease as of June 30, 2021 are as follows:

As of June 30, 2021	Operating Leases
2021, remaining	$183,537
2022	306,691
2023	247,533
2024	254,277
2025	261,223
2026 and thereafter	313,307
Total minimum lease payments	1,566,568
Less effects of discounting	(387,204)
Present value of future minimum lease payments	$1,179,364

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

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract and was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. On February 24, 2021, the Karma Agreement was amended to allow Karma to assemble a certain number of units of the AYRO 411 vehicle. For the three and six months ended June 30, 2021, the Company recorded expense of $23,140 and $30,260 related to the Karma Agreement for the assembly of the AYRO 411 vehicle as discussed above. This amount was recorded against cost of goods for direct labor as part of the first production level builds. In addition, the setup costs balance of $73,333 was fully amortized on June 30, 2021, as full production started during the second quarter of 2021.

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

Other

On February 12, 2021, the Company entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”) for a de minimis amount, pursuant to which the Company agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, the Company would not be contractually permitted to resume production of the AYRO 311. The Company is continuing the development of an all-new, three-wheeled electric vehicle, which the Company has intended to replace AYRO 311 as its three-wheeled electric vehicle product offering.

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of June 30, 2021, approximately $5,603 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of June 30, 2021 and December 31,2020, the balance due remains $45,000. This amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K as filed on March 31, 2021, as amended on April 30, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Business

Prior to the Merger, DropCar provided consumer and enterprise solutions to urban automobile-related logistical challenges. Following the Merger, we design and manufacture compact, sustainable electric vehicles for closed campus mobility, urban and community transport, local on-demand and last mile delivery, and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers including universities, business and medical campuses, last mile delivery services and food service providers. We are currently designing our next-generation three-wheeled vehicle to support the above-listed markets.

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, a division of Ingersoll Rand, Inc. (“Club Car”), through a strategic arrangement entered into in early 2019. We plan to continue growing our business through our experienced management team by leveraging our supply chain, allowing us to scale production without a large capital investment.

Manufacturing License Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China, in a supply chain agreement to provide sub-assembly manufacturing services. Through the partnership, Cenntro initially acquired 19% in 2017 of AYRO Operating’s common stock. Cenntro beneficially owned approximately 4.38% of our common stock as of December 31, 2020.Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

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

Master Procurement Agreement with Club Car

In March 2019, AYRO Operating entered into a five-year Master Procurement Agreement(the “MPA”), with Club Car for the sale of our four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently do not intend to sell our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and AYRO invoices Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO Operating’s delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles we develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful. For the three and six months ended June 30, 2021, revenues from Club Car constituted approximately 39% and 59% of our revenue, respectively. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

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

On February 24, 2021, the Karma Agreement was amended to allow Karma to assemble a certain number of units of the AYRO 411 vehicle. Karma began assembling production units in June of 2021.

Supply Agreement with Gallery Carts

During 2020, we entered into a supply agreement with Gallery Carts, a leading provider of food and beverage kiosks, carts, and mobile storefront solutions (the “Gallery Agreement). Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage and merchandising operators to bring goods directly to consumers.

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

In connection with the January 25, 2021, securities purchase agreement, we issued Palladium Capital Group, LLC (collectively with its affiliates, “Palladium”) a warrant to purchase 233,334 shares of common stock (which equals 7.0% of the aggregate number of shares of common stock sold in the January 2021 registered direct offering). The warrants issued to Palladium have the same terms as the investor warrants issued under the January 25, 2021, concurrent private placement.

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

Palladium and Spartan Capital Securities, LLC were entitled to a fee equal to 8% of the gross proceeds raised in the February 2021 registered direct offering and warrants to purchase an aggregate of 271,158 shares of our common stock at an exercise price of $10.925 per share and 35,885 shares of our common stock at an exercise price of $10.45 per share. The warrants are exercisable immediately following issuance and terminate five years following issuance.

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the six months ended June 30, 2021, investors purchased 302,500 additional shares of our common stock par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the recent coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least though the third quarter of 2021. The pandemic adversely impacted our sales and the demand for our products in 2020 and the first half of 2021 and is expected to continue adversely impacting demand for our products throughout the remainder of 2021.

Tariffs

Countervailing tariffs on certain goods from China continue to have an adverse impact on raw material costs and the Company believes this impact will continue throughout the remainder of 2021.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During the first half of 2021, we have at times experienced a shortage of lithium-ion battery cells used to produce our vehicles, which has slowed our planned production of vehicles. We expect the shortage of lithium-ion battery cells to continue impacting our business through at least the end of 2021. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we use or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

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

Operating Expenses

Our operating expenses consist of general and administrative, sales and marketing and research and development (“R&D”) expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

R&D expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for R&D, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. We expect our R&D expenses to increase in absolute dollars as we continue to invest in new and existing products.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	For the three months ended June 30,
	2021	2020	Change
Revenue	$522,067	$285,927	$236,140
Cost of goods sold	430,478	205,637	224,841
Gross profit	91,589	80,290	11,299
Operating expenses:
Research and development	3,042,117	180,605	2,861,512
Sales and marketing	668,838	239,065	429,773
General and administrative	4,061,681	714,679	3,347,002
Total operating expenses	7,772,636	1,134,349	6,638,287
Loss from operations	(7,681,047)	(1,054,059)	(6,626,988)
Other income and expense:
Other income, net	18,419	3	18,416
Interest expense	(1,121)	(123,576)	122,455
Loss on extinguishment of debt	-	(353,225)	353,225
Net loss	$(7,663,749)	$(1,530,857)	$(6,132,892)

Revenue

Revenue was $0.52 million for the three months ended June 30, 2021, as compared to $0.29 million for the same period in 2020, an increase of 82.6%, or $0.24 million. The increase in revenue was the result of an increase in sales pursuant to the Gallery Agreement of our vehicles, deriving from the MPA with Club Car, related powered-food box sales and other vehicle options. Revenue was impacted by the switchover from the original AYRO 411 model to the launch of the 411x, which was first delivered in June of 2021. While awaiting delivery of the new 411x model, sales declined during the month of May 2021. As discussed under “Factors Affecting Results of Operations,” the COVID-19 pandemic adversely impacted sales and the demand for our vehicles during 2020 and the first half of 2021.

Cost of goods sold and gross profit

Cost of goods sold increased by $0.22 million, or 109% for the three months ended June 30, 2021, as compared to the same period in 2020, corresponding with the increase in vehicle sales and an increase in time-of-order options for our vehicles and specialty products.

Gross margin percentage was 17.5% for the three months ended June 30, 2021, as compared to 28.1% for the three months ended June 30, 2020. The decrease in gross margin percentage was primarily due to an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic. Vehicle sales prices were increased in January 2021 to partially offset these cost increases.

Research and development expense

R&D expense was $3.04 million for the three months ended June 30, 2021, as compared to $0.18 million for the same period in 2020, an increase of $2.86 million. The increase was primarily due to expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and initiated development of our next-generation three-wheeled vehicle. We had an increase in salaries and related expenses of $0.25 million, an increase of $2.58 million from R&D contracting for professional service and design costs and a decrease in design and testing material of $0.04 million. This amount includes a vendor credit for materials of $0.05 million.

Sales and marketing expense

Sales and marketing expense was $0.67 million for the three months ended June 30, 2021, as compared to $0.24 million for the same period in 2020, as we expanded our sales and marketing staff and marketing-related initiatives surrounding our next-generation three-wheeled vehicle. Salaries and wages increased by $0.25 million and stock-based compensation increased by $0.02 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.05 million and contracting for professional marketing services increased by $0.08 million. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team increased by $0.02 million as compared to the same period in 2020 due to a reclassification from general and administration expenses to sales and marketing expense for demonstration vehicles assigned to the sales and marketing team.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $4.06 million for the three months ended June 30, 2021, compared to $0.71 million for the same period in 2020, an increase of $3.35 million. Contracting for professional services increased by $1.00 million primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount includes the cost of various expenses and an increase in consulting services of $0.25 million. Board compensation expense decreased by $0.04 million. Salaries and related costs increased by $0.36 million due to corporate expansion. Stock-based compensation expense increased by $1.47 million, primarily due to the expense of director and employee equity awards granted in 2020.

Depreciation decreased by $0.01 million, primarily driven by fully depreciating the tooling for our AYRO 311 product line during 2020 and the reclassification of depreciation expense for demonstration vehicles assigned to the sales and marketing team due to our redirection of our marketing focus in-house. Rent increased $0.06 million for the three months ended June 30, 2021, as compared to the same period in 2020 due to the additional rent expense related to our new office space.

Other income and expense

Interest expense decreased by $0.12 million for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to payoff of debt and loans during 2020. The decrease in the discount on debt is due to the debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger during the three months ended June 30, 2020. A loss on the extinguishment of debt related to the early redemption of a note was recorded for $0.35 million in 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
	2021	2020	Change
Revenue	$1,310,936	$432,743	$878,193
Cost of goods sold	1,074,981	318,792	756,189
Gross profit	235,955	113,951	122,004
Operating expenses:
Research and development	4,969,678	335,304	4,634,374
Sales and marketing	1,227,242	558,519	668,723
General and administrative	7,362,994	1,963,730	5,399,264
Total operating expenses	13,559,914	2,857,553	10,702,361
Loss from operations	(13,323,959)	(2,743,602)	(10,580,357)
Other income and expense:
Other income, net	28,689	20	28,669
Interest expense	(2,312)	(229,202)	226,890
Loss on extinguishment of debt	-	(353,225)	353,225
Net loss	$(13,297,582)	$(3,326,009)	$(9,971,573)

Revenue

For the six months ended June 30, 2021, total revenue increased to $1.31 million as compared to $0.43 million for the same period in 2020, an increase of 203%, or $0.88 million. The increase in revenue was the result of an increase in sales of our vehicles, deriving from our MPA with Club Car, related powered-food box sales pursuant to the Gallery Agreement and other vehicle options. As discussed under “Factors Affecting Results of Operations,” the COVID-19 pandemic adversely impacted sales and the demand for our vehicles during 2020 and the first half of 2021.

Cost of goods sold and gross profit

Cost of goods sold increased by $0.76 million, or 237% for the six months ended June 30, 2021, as compared to the same period in 2020, corresponding with the increase in vehicle sales and an increase in time-of-order options for our vehicles and specialty products.

Gross margin percentage was 18.0% for the six months ended June 30, 2021, as compared to 26.3% for the six months ended June 30, 2020. The decrease in gross margin percentage was primarily due to an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic. Vehicle sales prices were increased in January 2021 to partially offset these cost increases.

Research and development expense

R&D expense was $4.97 million for the six months ended June 30, 2021, as compared to $0.34 million for the same period in 2020, an increase of $4.63 million. The increase was primarily due to expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and initiated development of our next-generation three-wheeled vehicle in 2021.

We had an increase in salaries and related expenses of $0.44 million, an increase of $3.76 million from R&D contracting for professional service and design costs and an increase in design and testing material of $0.21 million. This amount includes a vendor credit for materials of $0.05 million.

Sales and marketing expense

Sales and marketing expense was $1.23 million for the six months ended June 30, 2021, as compared to $0.56 million for the same period in 2020, an increase of $0.67 million or 120%. As we expanded our sales and marketing staff and marketing-related initiatives surrounding our next-generation three-wheeled vehicle. Salaries and wages increased by $0.34 million and stock-based compensation increased by $0.05 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.1 million and contracting for professional marketing services increased by $0.13 million. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team increased by $0.05 million as compared to the same period in 2020 due to a reclassification from general and administration expenses to sales and marketing expense for demonstration vehicles assigned to the sales and marketing team.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $7.36 million for the six months ended June 30, 2021, compared to $1.96 million for the same period in 2020, an increase of $5.40 million. Contracting for professional services increased by $0.89 million primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount includes an increase in consulting services of $0.02 million. Board compensation expense increased by $0.24 million. Salaries and related costs increased by $0.69 million due to corporate expansion. Stock-based compensation expense increased by $3.00 million, primarily due to the expense of director and employee equity awards granted in 2020. Other public company-related expenses increased by $0.21 million.

Depreciation decreased by $0.03 million, primarily driven by fully depreciating the tooling for our AYRO 311 product line during 2020 and the reclassification of depreciation expense for demonstration vehicles assigned to the sales and marketing team due to our redirection of our marketing focus in-house. Rent increased $0.01 million for the six months ended June 30, 2021, as compared to the same period in 2020 due to the additional rent expense related to our new office space.

Other income and expense

Interest expense decreased by $0.23 million for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to payoff of debt and loans during 2020. The decrease in the discount on debt is due to the debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger during the six months ended June 30, 2020. A loss on the extinguishment of debt related to the early redemption of a bridge note was recorded for $0.35 million in 2020.

Non-GAAP Financial Measure

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance, and we believe it may be used by certain investors as a measure of our operating performance. Adjusted EBITDA is defined as income (loss) from operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, amortization of discount on debt, impairment of long-lived assets, stock-based compensation expense and certain non-recurring expenses. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States, (“GAAP”).

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

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,
	2021	2020
Net Loss	$(7,663,749)	$(1,530,857)
Depreciation and Amortization	129,477	114,189
Stock-based compensation expense	1,638,071	150,948
Amortization of Discount on Debt	-	105,995
Interest expense	1,121	123,576
Loss on extinguishment of debt	-	353,225
Adjusted EBITDA	$(5,895,080)	$(682,924)

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021	2020
Net Loss	$(13,297,582)	$(3,326,009)
Depreciation and Amortization	253,675	228,464
Stock-based compensation expense	3,337,494	307,408
Amortization of Discount on Debt	-	169,739
Interest expense	2,312	229,202
Loss on extinguishment of debt	-	353,225
Adjusted EBITDA	$(9,704,101)	$(2,037,971)

Liquidity and Capital Resources

As of June 30, 2021, we had $87.90 million in cash and working capital of $87.72 million. As of December 31, 2020, we had $36.54 million in cash and working capital of $38.50 million. The increase in cash and working capital was primarily a result of our capital raising activities during the six months ended June 30, 2021.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the six months ended June 30, 2021, investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

During the six months ended June 30, 2021, we issued 469,576 shares of common stock from the exercise of stock options and received cash proceeds of $1.2 million.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at June 30, 2021, will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2021	2020
Cash Flows:
Net cash used in operating activities	$(7,683,111)	$(2,717,923)
Net cash provided by (used in) investing activities	$(536,053)	$2,808,292
Net cash provided by financing activities	$59,573,139	$7,185,929

Operating Activities

During the six months ended June 30, 2021, we used $7.68 million in cash in operating activities, an increase in use of $4.96 million when compared to the cash used in operating activities of $2.72 million during the same period in 2020. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, an increase in accounts receivable, offset by a decrease of accrued expenses.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six months ended June 30, 2021, we used cash of $0.54 million from investing activities as compared to $2.81 million of cash provided by investing activities during 2020, a decrease of $3.35 million. The net decrease was primarily due to our receipt of proceeds of $3.06 million in connection with the Merger during the six months ended June 30, 2020.

Financing Activities

During the six months ended June 30, 2021, we received net proceeds of an aggregate of $58.31 million from the issuance of common stock, net of fees and expenses, and $0.10 million from the exercise of warrants for cash. In addition, during June 2021, we issued 469,576 shares of common stock from the exercise of stock options and received cash proceeds of $1.22 million.

During the six months ended June 30, 2020, we generated $0.50 million of debt financing from certain DropCar investors, $0.60 million in debt financing from a private investor, both of which notes were repaid upon closing of the Merger. Additionally, in May 2020, we received $0.22 million in a Paycheck Protection Program loan (“PPP Loan”) from our bank. The debt proceeds were netted with $1.1 million in loan repayments and $6.46 million in generation of proceeds from the issuance of common stock, net of fees and expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures following the Merger. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

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

Changes in Internal Controls over Financial Reporting

Except as otherwise described above under “Plan for Remediation of Material Weakness,” there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the proceedings identified in Note 14 of the Notes to the Financial Statements in this Form 10-Q, there have been no changes to the legal proceedings disclosed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors as identified in our Annual Report on Form 10-K filed March 31, 2021, as amended.

Our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our electric vehicles, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our electric vehicles use lithium-ion cells. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document

**	Filed herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: August 16, 2021	By:	/s/ Rodney C. Keller, Jr.
Rodney C. Keller, Jr,
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

