Form 10-Q
period 2021-09-30
AYRO, Inc.
filed 2021-11-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, the registrant had 36,866,956 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$77,099,134	$36,537,097
Accounts receivable, net	740,224	765,850
Inventory, net	2,670,282	1,173,254
Prepaid expenses and other current assets	2,450,225	1,608,762
Total current assets	82,959,865	40,084,963

Property and equipment, net	903,076	611,312
Intangible assets, net	109,110	143,845
Operating lease – right-of-use asset	1,069,883	1,098,819
Deposits and other assets	41,289	22,491
Total assets	$85,083,223	$41,961,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,187,625	$767,205
Accrued expenses	4,439,997	665,068
Contract liability	-	24,000
Current portion long-term debt, net	-	7,548
Current portion lease obligation – operating lease	231,867	123,139
Total current liabilities	5,589,489	1,586,960

Long-term debt, net	-	14,060
Lease obligation - operating lease, net of current portion	897,032	1,002,794
Total liabilities	6,756,521	2,603,814

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2021 and December 31, 2020)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of September 30, 2021 and December 31, 2020)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 shares as of September 30, 2021 and December 31, 2020)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 36,432,789 and 27,088,584 shares, as of September 30, 2021 and December 31, 2020)	3,643	2,709
Additional paid-in capital	128,777,533	64,509,724
Accumulated deficit	(50,454,474)	(25,154,817)
Total stockholders’ equity	78,326,702	39,357,616
Total liabilities and stockholders’ equity	$85,083,223	$41,961,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$559,370	$388,654	$1,870,306	$821,398
Cost of goods sold	955,466	326,671	2,030,447	645,463
Gross profit (loss)	(396,096)	61,983	(160,141)	175,935

Operating expenses:
Research and development	4,165,732	664,145	9,135,410	999,449
Sales and marketing	646,713	304,880	1,873,955	863,400
General and administrative	6,805,788	1,482,018	14,168,782	3,445,749
Total operating expenses	11,618,233	2,451,043	25,178,147	5,308,598

Loss from operations	(12,014,329)	(2,389,060)	(25,338,288)	(5,132,663)

Other income (expense):
Other income, net	12,254	17,503	40,943	17,523
Interest expense	-	(95,469)	(2,312)	(324,670)
Loss on extinguishment of debt	-	(213,700)	-	(566,925)
Other income (expense), net	12,254	(291,666)	38,631	(874,072)

Net loss	$(12,002,075)	$(2,680,726)	$(25,299,657)	$(6,006,735)

Deemed dividend on modification of Series H-5 warrants	-	(432,727)	-	(432,727)

Net loss Attributable to Common Stockholders	$(12,002,075)	$(3,113,453)	$(25,299,657)	$(6,439,462)

Net loss per share, basic and diluted	$(0.33)	$(0.13)	$(0.73)	$(0.54)

Basic and diluted weighted average Common Stock outstanding	36,312,478	23,599,967	34,615,858	11,896,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series H Preferred Stock		Series H-3 Preferred Stock		Series H-6 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	8	$-	1,234	$-	50	$-	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616
Stock Based Compensation									1,699,423		1,699,423
Sale of common stock, net of fees							8,035,835	804	58,269,025		58,269,829
Exercise of Warrants							13,642	1	99,999		100,000
Exercise of Options							74,987	7	183,418		183,425
Net Loss										(5,633,833)	(5,633,833)
Balance, March 31, 2021	8	-	1,234	-	50	-	35,213,048	3,521	124,761,589	(30,788,650)	93,976,460
Issuance of common stock for services							15,000	2	42,298		42,300
Stock Based Compensation									1,638,071		1,638,071
Exercise of Options							394,589	39	1,041,452		1,041,491
Restricted stock vesting							681,725	68	(68)		0
Net Loss										(7,663,749)	(7,663,749)
Balance, June 30, 2021	8	-	1,234	-	50	-	36,304,362	3,630	127,483,342	(38,452,399)	89,034,573
Stock Based Compensation									1,012,121		1,012,121
Exercise of Options							85,428	9	282,074		282,083
Restricted stock vesting							42,999	4	(4)		0
Net Loss										(12,002,075)	(12,002,075)
Balance, September 30, 2021	8	$-	1,234	$-	50	$-	36,432,789	$3,643	$128,777,533	$(50,454,474)	$78,326,702

	Series H Preferred Stock		Series H-3 Preferred Stock		Series H-6 Preferred Stock		AYRO Series Seed Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2019							7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943
Stock Based Compensation											156,459		156,459
Net Loss												(1,795,153)	(1,795,153)
Balance, March 31, 2020	-	$-	-	$-	-	$-	7,360,985	$9,025,245	3,948,078	$395	$5,158,406	$(15,753,797)	$(1,569,751)
Conversion of AYRO Preferred Stock to common stock							(7,360,985)	(9,025,245)	2,007,193	201	9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	-											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	-									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	-							-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,939,045	493	4,451,237		4,451,730
Exchange of debt for common stock in connection with the 2020 Merger	-								1,030,585	103	999,897		1,000,000
Issuance of common stock in connection with debt offering									553,330	56	461,957		462,013
Sale of common stock, net of fees									2,200,000	220	5,064,780		5,065,000
Exercise of warrants, net of fees									1,831,733	183	515,155		515,338
Stock Based Compensation											150,949		150,949
Net Loss												(1,530,856)	(1,530,856)
Balance, June 30, 2020	8.00	$-	2,189.00	$-	7,883.00	$-	-	$-	16,509,964	$1,651	$25,827,425	$(17,284,653)	$8,544,423
Sale of common stock, net of fees									5,007,895	500	22,260,302		22,260,802
Exercise of warrants, net of fees									2,539,769	254	2,467,936		2,468,190
Conversion of Series H-6 Preferred Stock					(7,833.00)				225,590	23	(23)		-
Stock Based Compensation											119,853		119,853
Vested Restricted Stock									15,115	2	47,915		47,917
Deemed Dividend on modification of H-5 warrants											432,727	(432,727)	-
Net Loss												(2,680,726)	(2,680,726)
Balance, September 30, 2020	8	$-	2,189	$-	50	$-	-	$-	24,298,333	$2,430	$51,156,135	$(20,398,106)	$30,760,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,299,657)	$(6,006,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,157	343,932
Stock-based compensation	6,997,986	475,175
Amortization of debt discount	-	236,398
Loss on extinguishment of debt	-	566,925
Amortization of right-of-use asset	149,376	80,447
Provision for bad debt expense	92,176	10,131
Change in operating assets and liabilities:
Accounts receivable	(66,550)	(353,015)
Inventory	(1,568,687)	(406,239)
Prepaid expenses and other current assets	(841,465)	(1,697,474)
Deposits	(18,797)	26,265
Accounts payable	420,420	285,184
Accrued expenses	1,168,858	(168,840)
Contract liability	(24,000)	122,514
Lease obligations - operating leases	(117,474)	(57,163)
Net cash used in operating activities	(18,723,657)	(6,542,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(512,298)	(581,137)
Purchase of intangible assets	(57,227)	(11,730)
Proceeds from merger with ABC Merger Sub, Inc.	-	3,060,740
Net cash used in and provided by investing activities	(569,525)	2,467,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	-	1,318,000
Repayments of debt	(21,609)	(1,742,884)
Proceeds from exercise of warrants	100,000	2,983,527
Proceeds from exercise of stock options	1,506,999	-
Proceeds from issuance of common stock, net of fees and expenses	58,269,829	28,790,995
Net cash provided by financing activities	59,855,219	31,349,638

Net change in cash	40,562,037	27,275,016

Cash, beginning of period	36,537,097	641,822

Cash, end of period	$77,099,134	$27,916,838

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,971	$78,794
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680
Conversion of debt to Common Stock	$-	$1,000,000
Conversion of Preferred Stock to common stock	$-	$9,025,245
Discount on debt from issuance of Common Stock and warrants	$-	$462,013
Accrued offering costs	$-	$74,200
Deemed dividend on modification of Series H-5 warrants	$-	$432,727
Restricted Stock for service, vested not issued	$2,648,371	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Certificate of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly and to dealers in the United States.

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

Strategic Review

Following the hiring of its new Chief Executive Officer in the third quarter of 2021, the Company initiated a strategic review of its product development strategy, as it focuses on creating value within the electric vehicle, last-mile delivery, and smart payload markets. While completing the strategic review, the Company has paused all material research and development activity and expenditures, including expenses associated with its planned next generation three-wheeled vehicle.

This process may result in the Company deciding to modify or discontinue current or planned products, in reallocating time and resources among existing products, in exploring new products or in making other operational changes, including to the Company’s reliance on internal and external resources. It could also result in delays in the expected timing for the launch of new products, if the Company determines to continue their development. Any decisions on advancing, reprioritizing or eliminating any of the Company’s products will be based on an evaluation of a number of factors, including the Company’s assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, the likelihood of any challenges to its intellectual property, regardless of merit, the ongoing and potential effects of the COVID-19 or any future pandemics, and industry and market conditions generally, and will be subject to the approval of the strategic and budget committee of the board of directors.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $12,002,075 and $25,299,657 for the three and nine months ended September 30, 2021, respectively, and negative cash flows from operations of $18,723,657 for the nine months ended September 30, 2021. At September 30, 2021, the Company had cash balances totaling $77,099,134. In addition, overall working capital increased by $38,602,374 during the nine months ended September 30, 2021. Management believes that the existing cash at September 30, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

Since early 2020, when the World Health Organization declared the spread of the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for AYRO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020 and into 2021, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had an adverse impact on AYRO’s sales and the demand for AYRO products in 2020 and in the first three quarters of 2021, resulting in sales that were less than expected through the first three quarters of 2021. AYRO expects the pandemic to continue to have an adverse impact on sales and demand for products throughout the remainder of 2021.

The Company relies on foreign suppliers, including Cenntro, its largest supplier, for a number of raw materials, instruments and technologies that the Company purchases. The Company’s success is dependent on the ability to import or transport such products from Cenntro and other overseas vendors in a timely and cost-effective manner. The Company relies heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs, and the Company cannot predict when these disruptions will end.

There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result, receipt of imported products may be disrupted or delayed. The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. Labor disputes among freight carriers and at ports of entry are common, and The Company expects labor unrest and its effects on shipping products to be a challenge for it. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt the Company’s business. The Company is currently experiencing such disruption at the port due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected the Company’s business and could continue to materially and adversely affect the business and financial results for the fourth quarter of 2021. If significant disruptions along these lines continue, this could lead to further significant disruptions in the Company’s business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect the business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. For example, the cost of shipping products by ocean freight has recently increased to at least three times historical levels and will have a corresponding impact on profitability. The Company may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs. Additionally, if increases in fuel prices occur, transportation costs would likely further increase. Similarly, supply chain disruptions such as those described in the preceding paragraphs may lead to an increase in transportation costs. Such cost increases have adversely affected the Company’s business and could have additional adverse effects on the business, prospects, financial condition and operating results.

The Company may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially negatively impact the business, prospects, financial condition and operating results. Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles.

The Company uses various raw materials, including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions, and global demand and could adversely affect business and operating results. For instance, the Company is exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
●	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Any disruption in the supply of lithium-ion battery cells, semiconductors, or integrated circuits could temporarily disrupt production of the Company’s vehicles until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause the Company to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that the Company will be able to recoup increasing costs of raw materials by increasing vehicle prices.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar Operating Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021, as amended on April 30, 2021.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $98,464 and $29,944 for the three months ended September 30, 2021 and 2020 and $208,139 and $60,734 for the nine months September 30, 2021 and 2020, respectively, included in SG&A.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company recognizes all employee share-based compensation as an expense in the financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock awards (“RSAs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSAs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. For value-based vesting grants, expense is recognized via straight line expense over the expected period per grant as determined by outside valuation experts. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of the Company’s publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the guidance in ASC 718 to include share-based payments for goods and services to non-employees and generally aligns it with the guidance for share-based payments to employees. In accordance with ASU 2018-07, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,362,765	1,781,488	1,362,765	1,781,488
Restricted Stock Unvested	493,000	421,253	493,000	421,253
Restricted stock vested – unissued	434,166	-	434,166	-
Warrants outstanding	6,108,823	1,988,175	6,108,823	1,988,175
Preferred Stock outstanding	2,475	3,272	2,475	3,272
Totals	8,401,229	4,194,188	8,401,229	4,194,188

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue type
Product revenue	$494,011	$348,480	$1,710,579	$741,570
Shipping revenue	65,359	38,381	123,040	76,249
Subscription revenue	-	-	-	1,786
Service income	-	1,793	36,687	1,793
	$559,370	$388,654	$1,870,306	$821,398

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

The table below details the activity in the Company’s contract liabilities as of September 30, 2021 and December 31, 2020. The balance at the end of each period is reported as contract liability in the Company’s unaudited condensed consolidated balance sheet.

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
Balance, beginning of period	$24,000	$-
Additions	-	183,319
Transfer to revenue	(24,000)	(159,319)
Balance, end of period	$-	$24,000

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

Such percentage is recorded as a component of cost of revenues in the statement of operations. As of September 30, 2021 and December 31, 2020, warranty reserves were recorded within accrued expenses of $69,903 and $43,278, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	September 30,	December 31,
	2021	2020
Trade receivables	$906,229	$839,679
Less: Allowance for doubtful accounts	(166,005)	(73,829)
	$740,224	$765,850

NOTE 6. INVENTORY, NET

Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$2,507,785	$634,085
Work-in-progress	-	-
Finished goods	162,497	539,169
	$2,670,282	$1,173,254

Depreciation expense for fleet inventory for the three months ended September 30, 2021 and 2020 was $23,886 and $0, and for the nine months ended September 30, 2021 and 2020, $71,658 and $0, respectively. Management has determined that no reserve for inventory obsolescence was required as of September 30, 2021 and December 31, 2020. However, $388,735 of obsolete 411 finished goods inventory was written of in Q3 2021.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2021	2020
Prepaid final assembly services	$349,220	$520,000
Prepayments for inventory	1,849,371	976,512
Prepaid other	251,634	112,250
	$2,450,225	$1,608,762

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Computer and equipment	$848,569	$815,704
Furniture and fixtures	171,342	127,401
Lease improvements	263,497	221,802
Prototypes	300,376	300,376
Computer software	455,875	62,077
	2,039,659	1,527,360
Less: Accumulated depreciation	(1,136,583)	(916,048)
	$903,076	$611,312

Depreciation expense for the three months ended September 30, 2021 and 2020 was $74,655 and $86,664, and for the nine months ended September 30, 2021 and 2020 was $220,535 and $258,276, respectively.

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Supply chain development	$404,622	$(366,836)	$37,786	0.37 yrs.
Patents and trademarks	118,290	(46,966)	71,324	2.41 yrs.
	$522,912	$(413,802)	$109,110

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
Supply chain development	$395,248	$(291,937)	$103,311	1.05 yrs.
Patents	70,435	(29,901)	40,534	2.45 yrs.
	$465,683	$(321,838)	$143,845

Amortization expense for the three months ended September 30, 2021 and 2020, was $31,941 and $28,805 and for the nine months ended September 30, 2021 and 2020, was $91,964 and $85,656, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the nine months ended September 30, 2021 investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1,512,500.

During February 2021, the Company issued 13,642 shares of common stock from the exercise of warrants and received cash proceeds of $100,000.

During the nine months ended September 30, 2021, the Company issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1,506,999.

During the nine months ended September 30, 2021, the Company issued 724,724 shares of common stock upon the vesting of restricted stock.

Restricted Stock

During the year ended December 31, 2020, the Company issued 1,087,618 shares of restricted common stock valued based on the stock price at the date of issuance with a weighted average price of $5.27 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, of which 15,115 shares were vested during the year ended December 31, 2020. See Note 11. On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. During the nine months ended September 30, 2021, 1,158,891 additional shares vested, of which 434,166 shares were accelerated vesting upon the resignation of the Company’s former chief executive officer. The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2021 of $2,990,493 and $5,827,028 respectively. $2,684,371 of expense was incurred and accrued at September 30, 2021, until issued, from the one time accelerated vesting of 434,166 restricted stock shares related to the separation agreement of the Company’s former chief executive officer.

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

As of September 30, 2021, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of September 30, 2021	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of September 30, 2021	$3.41
Equals the payment	$24

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

As of September 30, 2021, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of September 30, 2021	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of September 30, 2021	$3.41
Equals the payment	$3,505

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

As of September 30, 2021, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of September 30, 2021	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of September 30, 2021	$3.41
Equals the payment	$4,910

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. During February 2021, AYRO Seed Warrants were exercised for proceeds of $100,000 and the Company issued 13,642 shares of its Common Stock. As of September 30, 2021, there were 448,005 AYRO Seed Warrants outstanding. The Company recorded warrant expense of $0 and $36,760 related to the AYRO Seed Warrants for the nine months ended September 30, 2021 and 2020, respectively.

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO common stock pursuant to the Merger.

Series I Warrants

As a result of the Merger, 14,636 Series I Warrants transferred to AYRO and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants. During the nine months ended September 30, 2021, all 14,636 Series I Warrants expired.

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of September 30, 2021, there were 2,800 Series H-3 Warrants outstanding.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection, and the warrants cannot be less than $15.60 per share. As of September 30, 2021, there were 37,453 Series H-4 Warrants outstanding.

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of September 30, 2021, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants became exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of September 30, 2021, there were 348,476 Series H-5 Warrants outstanding.

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

The Series H-1, H-3, H-4, J and H-5 Warrants expire through the years 2022-2024.

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2025. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of September 30, 2021, the 27,273 June Finder Warrants were outstanding.

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

The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2025. As of September 30, 2021, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2025. As of September 30, 2021, there were 129,500 July 22 Placement Agent Warrants outstanding.

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020, using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense during the fourth quarter in 2020 for the total fair value of the September Warrant. As of September 30, 2021, there were 31,348 September Warrants outstanding.

The following assumptions were used to determine the fair value of the September Warrants:

As of September 25, 2020
Dividend	-%
Risk Free Rate	0.30%
Exercise Price	$2.90
Strike Price	$3.19
Term	5.00
Volatility	102%

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants were immediately exercisable, in whole or in part at a strike price of $8.09 and expired on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of September 30, 2021, there were no Series A Warrants and 825,084 Series B Warrants outstanding.

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

The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of September 30, 2021, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants were outstanding.

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

On February 11, 2021, the Company agreed to issue warrants to Spartan Capital Securities, LLC and its affiliates (the “February Finder Warrants”) to purchase 15,574 shares of the Company’s common stock at an exercise price of $10.925 per share and to purchase 35,885 shares of the Company’s common stock at an exercise price of $10.45 per share to a finder or its designees. In addition, the Company agreed to issue warrants to Palladium (the “February Placement Agent Warrants”) to purchase 255,584 shares of the Company’s common stock at an exercise price of $10.925 per share. The February Finder Warrants and February Placement Agent Warrants terminate after a period of 5 years on February 26, 2026. As of September 30, 2021, there were 51,459 February Finder Warrants and 255,584 February Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	3,501,014	$8.03	2.87
Granted	3,873,711	$7.24
Exercised	(13,642)	$7.33
Expired	(1,252,260)	$8.80
Outstanding at September 30, 2021	6,108,823	$7.37	2.56

NOTE 11. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards. The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,474,649 stock options, restricted stock and warrants remaining under this plan as of September 30, 2021.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017. As of September 30, 2021, the 2017 Long Term Incentive Plan remains active, but no additional awards may be granted.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Equity Incentive Plan (the “2014 Plan”), 141,326 shares of common stock were reserved for issuance and there are options to purchase 61,440 shares outstanding as of September 30, 2021. As of September 30, 2021, there were zero shares available for grant under the 2014 Plan.

Stock-based compensation, including restricted stock awards, stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$18,786	$15,873	$62,980	$47,618
Sales and marketing	60,771	28,991	184,853	101,695
General and administrative	3,580,935	122,905	6,750,153	325,862
Total	$3,660,492	$167,769	$6,997,986	$475,175

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2020	1,920,269	$4.40	8.66
Exercised	(555,004)	$2.72
Forfeitures	(2,500)	$2.52
Outstanding at September 30, 2021	1,362,765	$5.09	8.31

Of the outstanding options, 904,531 were vested and exercisable as of September 30, 2021. At September 30, 2021 the aggregate intrinsic value of stock options vested and exercisable was $328,954.

The Company recognized $669,999 and $156,611 of stock option expense for the three months ended September 30, 2021 and September 30, 2020, and $1,170,958 and $427,258 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2021 was $802,753 and will be recognized on a straight-line basis through the end of the vesting periods through October 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The Company uses the following inputs when valuing stock-based awards.

	Nine Months Ended September 30,
	2021		2020
Expected life (years)		N/A	5.0
Risk-free interest rate		N/A	0.24%
Expected volatility		N/A	89.96%
Total grant date fair value	$	N/A	$2.30-3.63

The expected life of the employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. No employee stock options were awarded in the nine months ended September 30, 2021.

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

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2020	1,072,503	$5.30
Granted	622,000	$3.91
Vested	(1,158,891)	$5.64
Forfeitures	(42,612)	$3.17
Outstanding at September 30, 2021	493,000	$2.93

In September 2020, the Company issued 436,368 shares of restricted stock to non-executive directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. During May 2021, of the remaining outstanding restricted stock 378,641 vested and 42,612 were forfeited. The Company recognized compensation expense during the three and nine months ended September 30, 2021 of $0 and $699,528, respectively.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock to Rodney C. Keller, Jr. (“the “Keller Restricted Stock”) that vest according to the following vesting schedule: one-third vested on May 28, 2021, one-third was to vest on December 4, 2021 and one-third was to vest on December 4, 2022. In September 2021 all unvested shares of Keller Restricted Stock vested pursuant to Mr. Keller’s separation agreement. Compensation expense recognized for the Keller Restricted Stock for the three and nine months ended September 30, 2021 was $2,648,371 and $4,126,618, respectively. 434,166 of these shares immediately vested but remained unissued as of September 30, 2021.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. The shares vest 50% at June 30, 2021, 25% at September 30, 2021 and 25% at December 31, 2021. The Company recognized compensation expense during the three and nine months ended September 30, 2021 of $329,380 and $988,140. Total compensation cost related to non-vested restricted stock not yet recognized as of September 30, 2021 was $329,380 and will be recognized on a straight-line basis through the end of the vesting periods through December 31, 2021.

In September 2021, pursuant to the employment agreement with Thomas M. Wittenschlaeger, the Company issued 450,000 shares of restricted stock at a value of $2.48 per share. Vesting will occur as predetermined value-based targets are met. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Volatility was determined using a three-year lookback with a 110% determination. The expected term is December 27, 2023 for the fifth and final tranche. The Company recognized $12,742 of expense in the three and nine months ended September 30, 2021. Total compensation cost related to non-vested restricted stock not yet recognized as of September 30, 2021 was $1,104,350 and will be recognized on a straight-line basis per target through the end of each vesting period through December 2023.

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

The Company recognized $0 of warrant expense related to consulting services for the three months ended September 30, 2021 and 2020, and $0 and $36,760 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently do not intend to sell our four-wheeled vehicles other than exclusively through Club Car. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. For the three months ended September 30, 2021 and 2020, two customers accounted for the Company’s revenues, one for 99% and 84% and the second for 1% and 13%, respectively, and one for 71% and 84% and the second for 28% and 15% for the nine months ended September 30, 2021 and 2020, respectively.

Accounts Receivable

As of September 30, 2021 and December 31, 2020, two customers accounted for more than 10% of the Company’s accounts receivable. One customer accounted for approximately 84% and 74% as of September 30, 2021 and December 31, 2020, respectively. A second customer accounted for approximately 13% and 11% as of September 30, 2021 and December 31, 2020, respectively.

Purchasing

The Company places orders with various suppliers. During the nine months ended September 30, 2021 and 2020, two suppliers provided more than 10% of the Company’s raw materials purchases. One supplier, Cenntro, accounted for approximately 51% and 68%, respectively, and another supplier accounted for approximately 11% and 11%, respectively, for the nine months ended September 30, 2021, and 2020. The Company’s purchases from its top two suppliers for raw materials were approximately 56% and 16% for the three months ended September 30, 2021, and approximately 73% and 12% for the three months ended September 30, 2020. Any disruption in the operation of the Company’s primary supplier, Cenntro, could adversely affect the Company’s operations.

Manufacturing

Cenntro Automotive Group (“Cenntro”), a related party in 2020, owns the design of the AYRO 411x model and has granted the Company an exclusive license to manufacture the AYRO 411x model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell AYRO 411x in the United States, and the Company is required to purchase the minimum volume of product units from Cenntro, among other obligations.

NOTE 13. RELATED PARTY TRANSACTIONS

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, the Company’s primary supplier, a manufacturer located in the People’s Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Through the partnership, Cenntro acquired 19% of AYRO Operating’s common stock. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract upon availability of the next-generation AYRO 411, the 411x. As of September 30, 2021 and December 31, 2020, the amounts outstanding to Cenntro as a component of accounts payable were $0 and $44,594, respectively. See Note 12 for concentration amounts.

Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, the Company made a $1.2 million prepayment for inventory. During the nine months ended September 30, 2021, the Company made an additional deposit of $100,000, as prepayment for additional inventory for 2021. As of September 30, 2021 and December 31, 2020, the prepayment deposits were $1,698,915 and $976,512, respectively.

Other

The Company had received short-term expense advances from its founders. As of September 30, 2021 and December 31, 2020, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying unaudited condensed consolidated balance sheets.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining terms for the Company’s leases as of September 30, 2021 are 5.5 and 0.75 years, respectively. The Company currently has no finance leases.

During the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $117,474 and $57,163 respectively.

The components of lease expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$126,419	$61,196	$322,677	$168,260
Short-term lease expense	2,788	10,763	8,277	65,801
Total lease cost	$129,207	$71,959	$330,954	$234,061

Balance sheet information related to leases consists of the following:

	September 30, 2021	December 31, 2020
Assets
Operating lease – right-of-use asset	$1,069,883	$1,098,819
Total lease assets	$1,069,883	$1,098,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$231,867	$123,139
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	897,032	1,002,794
Total lease liability	$1,128,899	$1,125,933

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	5.50
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

	For the nine months ended
	September 30, 2021	September 30, 2020
Operating cash flows for operating leases	$117,474	$57,163
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680

Future minimum lease payment under non-cancellable lease as of September 30, 2021 are as follows:

As of September 30, 2021	Operating Leases
2021, remaining	$91,768
2022	306,691
2023	247,533
2024	254,277
2025	261,223
2026 and thereafter	313,307
Total minimum lease payments	1,474,799
Less effects of discounting	(345,900)
Present value of future minimum lease payments	$1,128,899

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

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract and was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. On February 24, 2021, the Karma Agreement was amended to allow Karma to assemble a certain number of units of the AYRO 411 vehicle. For the three and nine months ended September 30, 2021, the Company recorded expense of $60,520 and $90,780 related to the Karma Agreement for the assembly of the AYRO 411 vehicle as discussed above. This amount was recorded against cost of goods for direct labor as part of the first production level builds.

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

As of January 1, 2019, DropCar Operating, Inc. (“DropCar”) had accrued approximately $232,000 for the settlement of multiple employment disputes. As of September 30, 2021, approximately $5,603 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of September 30, 2021 and December 31,2020, the balance due remains $45,000. This amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of the Company’s product development strategy and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected.

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition.

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion cells and other critical components, could harm our business;

●	we may be acquired by a third party based on preexisting agreements;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	the market for our products is developing and may not develop as expected;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the recent COVID-19 outbreak;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	we may experience lower-than-anticipated market acceptance of our vehicles;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues are derived from a single customer;

●	we rely on and intend to continue to rely on a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in a semi-knocked-down state for our current vehicles;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	our business may be adversely affected by labor and union activities;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy, or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with environmental and safety laws and regulations;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	should we begin transacting business in other currencies, we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, LLC (“Club Car”), through a strategic arrangement entered into in early 2019

Strategic Review

Following the hiring of our new Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, and smart payload markets. While we complete our strategic review, we have paused all material research and development activity and expenditures, including expenses associated with our planned next generation three-wheeled vehicle.

This process may result in us deciding to modify or discontinue current or planned products, in reallocating time and resources among existing products, in exploring new products or in making other operational changes, including to our reliance on internal and external resources. It could also result in delays in the expected timing for the launch of new products, if we determine to continue their development. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, the likelihood of any challenges to our intellectual property, regardless of merit, the ongoing and potential effects of the COVID-19 or any future pandemics, and industry and market conditions generally, and will be subject to the approval of the strategic and budget committee of the board of directors. We intend to provide updates as we review and finalize our assessment.

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

Master Procurement Agreement with Club Car

In March 2019, AYRO Operating entered into a five-year Master Procurement Agreement(the “MPA”), with Club Car for the sale of our four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020, we currently do not intend to sell our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and AYRO invoices Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO Operating’s delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles we develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful. For the three and nine months ended September 30, 2021, revenues from Club Car constituted approximately 99% and 71% of our revenue, respectively. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

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

On February 24, 2021, the Karma Agreement was amended to allow Karma to assemble a certain number of units of the AYRO 411 vehicle. Karma began assembling production units in June 2021.

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

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the AYRO 411x. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into mobile electric vehicles as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campus.

Gallery Carts, a premier distributor of AYRO 411x low-speed electric vehicles manufactured by AYRO, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the nine months ended September 30, 2021, investors purchased 302,500 additional shares of our common stock par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

On September 21, 2021, Rodney C. Keller, Jr., who served as the President and Chief Executive Officer of AYRO, Inc. and as a member of our board of directors, tendered his resignation from his roles as an officer, employee and director of the Company, effective immediately. Mr. Keller’s resignation from the Board was not in connection with any disagreement between Mr. Keller and the Company, its management, the Board or any committee of the Board on any matter relating to our operations, policies or practices, or any other matter. As part of the separation agreement, Mr. Keller was (a) retained as a contractor for thirty days to assist with the transition and compensated $20,833.30 in consulting fees; (b) paid $650,000 as a separation payment; (c) reimbursed his out-of-pocket COBRA expenses up to eighteen months; and (d) acceleration of vesting in all unvested restricted stock awards and stock options. We recorded compensation expense of $3.10 million due to the accelerated vesting of such awards and severance expense of $0.65 million as a result of the separation payment during the three months ended September 30, 2021.

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

Tariffs

Countervailing tariffs on certain goods from China continue to have an adverse impact on raw material costs, and we believe this impact will continue throughout the remainder of 2021.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During the first three quarters of 2021, we have at times experienced supply chain shortages of both lithium-ion battery cells and other critical components used to produce our vehicles, which has slowed our planned production of vehicles. We expect these shortages of lithium-ion battery cells and the varying supply limitations of other critical components to continue impacting our business through at least the end of 2021. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we use or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

Shipping Costs and Delays

A majority of our raw materials are shipped via container from overseas vendors in China, such as Cenntro, our largest supplier. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing a shortage of shipping capacity from China, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products may be disrupted or delayed.

The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt our business. We are currently experiencing such disruption at both ports due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and could continue to materially and adversely affect our business and financial results for the fourth quarter of 2021. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. For example, the cost of shipping our products by ocean freight has recently increased to at least three times historical levels and will have a corresponding impact upon our profitability. Additionally, if increases in fuel prices occur, our transportation costs would likely further increase. Shipping pricing and logistical challenges have had an unfavorable impact on our margins and our ability to assemble vehicles during 2021. We expect these impacts to continue into 2022.

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

Research and Development Expense

R&D expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for R&D, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. We have ceased large R&D expenses as we conduct a strategic review.

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

We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of the Company’s publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since we do not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
	2021	2020	Change
Revenue	$559,370	$388,654	$170,716
Cost of goods sold	955,466	326,671	628,795
Gross profit (loss)	(396,096)	61,983	(458,079)
Operating expenses:
Research and development	4,165,732	664,145	3,501,587
Sales and marketing	646,713	304,880	341,833
General and administrative	6,805,788	1,482,018	5,323,770
Total operating expenses	11,618,233	2,451,043	9,167,190
Loss from operations	(12,014,329)	(2,389,060)	(9,625,269)
Other income and expense:
Other income, net	12,254	17,503	(5,249)
Interest expense	-	(95,469)	95,469
Loss on extinguishment of debt	-	(213,700)	213,700
Net loss	$(12,002,075)	$(2,680,726)	$(9,321,349)

Revenue

Revenue was $0.56 million for the three months ended September 30, 2021, as compared to $0.39 million for the same period in 2020, an increase of 43.9%, or $0.17 million. The increase in revenue was the result of an increase in sales to Club Car. Delays in delivery of 411x raw materials resulted in production delays, shifting revenue from September sales to the fourth quarter of 2021. As discussed under “Factors Affecting Results of Operations,” the COVID-19 pandemic adversely impacted sales and the demand for our vehicles during 2020 and the first nine months of 2021.

Cost of goods sold and gross profit

Cost of goods sold increased by $0.63 million, or 193% for the three months ended September 30, 2021, as compared to the same period in 2020. The increase in cost of goods sold included $0.38 million in obsolete 411 finished good inventory written off in September 2021.

Gross margin percentage was -70.8% for the three months ended September 30, 2021, as compared to 15.9% for the three months ended September 30, 2020. The decrease in gross margin percentage was primarily due to the 411 finished goods write off of $0.38 million, an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic and global supply chain constraints. Vehicle sales prices were increased in October 2021 to partially offset these cost increases.

Research and development expense

R&D expense was $4.17 million for the three months ended September 30, 2021, as compared to $0.66 million for the same period in 2020, an increase of $3.50 million. The increase was primarily due to expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and continued the development of a planned next-generation three-wheeled vehicle, until we suspended their development pending the strategic review in the third quarter of 2021. We had an increase in salaries and related expenses of $0.18 million, an increase of $3.17 million from R&D contracting for professional service and design costs and a decrease in design and testing material of $0.02 million.

Sales and marketing expense

Sales and marketing expense was $0.65 million for the three months ended September 30, 2021, as compared to $0.30 million for the same period in 2020, as we expanded our sales and marketing staff and marketing-related initiatives. Salaries and wages increased by $0.18 million and stock-based compensation increased by $0.03 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.11 million and contracting for professional marketing services decreased by $0.02 million. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team increased by $0.02 million as compared to the same period in 2020.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $6.81 million for the three months ended September 30, 2021, compared to $1.48 million for the same period in 2020, an increase of $5.33 million. Contracting for professional services increased by $0.62 million primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount includes the cost of various expenses and an increase in legal fees of $0.56 million. Salaries and related costs increased by $0.82 million due to corporate expansion and the severance agreement of $0.65 million with our former chief executive officer. Stock-based compensation expense increased by $3.46 million, primarily due to the vesting acceleration terms of the former chief executive officer’s separation agreement.

Depreciation decreased by $0.01 million, primarily driven by fully depreciating the tooling for our AYRO 311 product line during 2020 and the reclassification of depreciation expense for demonstration vehicles assigned to the sales and marketing team due to our redirection of our marketing focus in-house. Rent increased $0.07 million for the three months ended September 30, 2021, as compared to the same period in 2020 due to the additional rent expense related to our expanded office space.

Other income and expense

Interest expense decreased by $0.03 million for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to debt extinguishment from 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	For the nine months ended September 30,
	2021	2020	Change
Revenue	$1,870,306	$821,398	$1,048,908
Cost of goods sold	2,030,447	645,463	1,384,984
Gross profit (loss)	(160,141)	175,935	(336,076)
Operating expenses:
Research and development	9,135,410	999,449	8,135,961
Sales and marketing	1,873,955	863,400	1,010,555
General and administrative	14,168,782	3,445,749	10,723,033
Total operating expenses	25,178,147	5,308,598	19,869,549
Loss from operations	(25,338,288)	(5,132,663)	(20,205,625)
Other income and expense:
Other income, net	40,943	17,523	23,420
Interest expense	(2,312)	(324,670)	322,358
Loss on extinguishment of debt	-	(566,925)	566,925
Net loss	$(25,299,657)	$(6,006,735)	$(19,292,922)

Revenue

For the nine months ended September 30, 2021, total revenue increased to $1.87 million as compared to $0.82 million for the same period in 2020, an increase of 128%, or $1.05 million. The increase in revenue was the result of an increase in sales of our vehicles, deriving from our MPA with Club Car, related powered-food box sales pursuant to the Gallery Agreement and other vehicle options. Revenue was impacted by the switchover from the original AYRO 411 model to the launch of the 411x, which was first delivered in June 2021. Delays in delivery of 411x raw materials also resulted in production delays, shifting revenue from September sales to the fourth quarter of 2021. As discussed under “Factors Affecting Results of Operations,” the COVID-19 pandemic adversely impacted sales and the demand for our vehicles during 2020 and the first three quarters of 2021.

Cost of goods sold and gross profit

Cost of goods sold increased by $1.38 million, or 215%, for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase in cost of goods sold included $0.38 million in obsolete 411 finished good inventory written off in September 2021.

Gross margin percentage was -8.6% for the nine months ended September 30, 2021, as compared to 21.4% for the nine months ended September 30, 2020. The decrease in gross margin percentage was primarily due to the 411 finished goods write off, an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic and global supply chain constraints. Vehicle sales prices were increased in both January and October 2021 to partially offset these cost increases.

Research and development expense

R&D expense was $9.14 million for the nine months ended September 30, 2021, as compared to $1.00 million for the same period in 2020, an increase of $8.14 million. The increase was primarily due to expenses related to personnel costs for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and initiated development of a planned next-generation three-wheeled vehicle, the development of which was suspended in the third quarter of 2021 pending the strategic review.

We had an increase in salaries and related expenses of $0.5 million, an increase of $6.9 million from R&D contracting for professional service and design costs and an increase in design and testing material of $0.23 million.

Sales and marketing expense

Sales and marketing expense was $1.87 million for the nine months ended September 30, 2021, as compared to $0.86 million for the same period in 2020, an increase of $1.01 million or 117%. As we expanded our sales and marketing staff and marketing-related initiatives, salaries and wages increased by $0.5 million and stock-based compensation increased by $0.08 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.2 million and contracting for professional marketing services increased by $0.10 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $14.17 million for the nine months ended September 30, 2021, compared to $3.45 million for the same period in 2020, an increase of $10.72 million. Contracting for professional services increased by $1.37 million primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount includes an increase in consulting services of $0.01 million. Salaries and related costs increased by $1.51 million due to corporate expansion and the severance agreement of $0.65 million with our former chief executive officer. Stock-based compensation expense increased by $6.45 million, primarily due to the vesting acceleration terms of our former chief executive officer’s separation agreement.

Depreciation decreased by $0.04 million, and rent increased $0.08 million for the nine months ended September 30, 2021, as compared to the same period in 2020 due to the additional rent expense related to our new office space.

Other income and expense

Interest expense decreased by $0.32 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to payoff of debt and loans during 2020. The decrease in the discount on debt is due to the debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger during the nine months ended September 30, 2020. A loss on the extinguishment of debt was recorded for $0.57 million in 2020.

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

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
	2021	2020
Net Loss	$(12,002,075)	$(2,680,726)
Depreciation and Amortization	130,483	115,468
Stock-based compensation expense	3,660,492	167,769
Amortization of Discount on Debt	-	66,659
Interest expense	-	28,809
Loss on extinguishment of debt	-	213,700
Adjusted EBITDA	$(8,211,100)	$(2,088,321)

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
	2021	2020
Net Loss	$(25,299,657)	$(6,006,735)
Depreciation and Amortization	384,157	343,932
Stock-based compensation expense	6,997,986	475,175
Amortization of Discount on Debt	-	236,398
Interest expense	2,312	88,272
Loss on extinguishment of debt	-	566,925
Adjusted EBITDA	$(17,915,202)	$(4,296,033)

Liquidity and Capital Resources

As of September 30, 2021, we had $77.10 million in cash and working capital of $77.10 million. As of December 31, 2020, we had $36.54 million in cash and working capital of $38.50 million. The increase in cash and working capital was primarily a result of our capital raising activities during the nine months ended September 30, 2021.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the nine months ended September 30, 2021, investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

During the nine months ended September 30, 2021, we issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1.5 million.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at September 30, 2021, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above under “Strategic Review,” we suspended all material research and development activity and expenditures, including expenses associated with our planned next generation three-wheeled vehicle, while we conduct a strategic review of our product development strategy.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows:
Net cash used in operating activities	$(18,723,657)	$(6,542,495)
Net cash provided by (used in) investing activities	$(569,525)	$2,467,873
Net cash provided by financing activities	$59,855,219	$31,349,638

Operating Activities

During the nine months ended September 30, 2021, we used $18.72 million in cash in operating activities, an increase in use of $12.18 million when compared to the cash used in operating activities of $6.54 million during the same period in 2020. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, an increase in accounts receivable, offset by a decrease of accrued expenses.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2021, we used cash of $0.57 million from investing activities as compared to $2.47 million of cash provided by investing activities during 2020, a decrease of $3.04 million. The net decrease was primarily due to our receipt of proceeds of $3.06 million in connection with the Merger during the nine months ended September 30, 2020.

Financing Activities

During the nine months ended September 30, 2021, we received net proceeds of an aggregate of $58.27 million from the issuance of common stock, net of fees and expenses, and $0.10 million from the exercise of warrants for cash. In addition, we issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1.5 million.

During the nine months ended September 30, 2020, we generated $0.50 million of debt financing from certain DropCar investors, $0.60 million in debt financing from a private investor, both of which notes were repaid upon closing of the Merger. Additionally, in May 2020, we received $0.22 million in a Paycheck Protection Program loan (“PPP Loan”) from our bank. The debt proceeds were netted with $1.74 million in loan repayments, $28.80 million in generation of proceeds from the issuance of common stock, and $2.98 million generated from the exercise of warrants, net of fees and expenses.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures following the Merger. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

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

We are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition.

In connection with the hiring of our new Chief Executive Officer, we are currently undertaking a strategic review of our product development strategy. This process may result in us deciding to modify or discontinue current or planned products, in reallocating time and resources among existing products, in exploring new products or in making other operational changes, including to our reliance on internal and external resources. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, the likelihood of any challenges to our intellectual property, regardless of merit, the ongoing and potential effects of the COVID-19 or any future pandemics, and industry and market conditions generally, and will be subject to the approval of the strategic and budget committee of the board of directors. This strategic review may result in significant changes and have a material impact on our business, results of operations and financial condition.

If disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

We rely on foreign suppliers, including Cenntro, our largest supplier, for a number of raw materials, instruments and technologies that we purchase. Our success is dependent on our ability to import or transport such products from Cenntro and other overseas vendors in a timely and cost-effective manner. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs, and we cannot predict when these disruptions will end.

There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result, our receipt of imported products may be disrupted or delayed. The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a challenge for us. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt our business. We are currently experiencing such disruption at the port due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and could continue to materially and adversely affect our business and financial results for the fourth quarter of 2021. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. For example, the cost of shipping our products by ocean freight has recently increased to at least three times historical levels and will have a corresponding impact upon our profitability. We may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs. Additionally, if increases in fuel prices occur, our transportation costs would likely further increase. Similarly, supply chain disruptions such as those described in the preceding paragraphs may lead to an increase in transportation costs. Such cost increases have adversely affected our business and could have additional adverse effects on our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of raw materials, including but not limited to lithium-ion battery cells, chipsets, and displays, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components such as chipsets and displays may be delayed en route to our facilities, which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles.

We use various raw materials, including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions, and global demand and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;
●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and
●	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

Any disruption in the supply of lithium-ion battery cells, semiconductors, or integrated circuits could temporarily disrupt production of our vehicles until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing vehicle prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

10.1	Voluntary Separation Agreement, Release and Consulting Agreement, by and between the Company and Rodney Keller, Jr., dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.2	Restricted Stock Award Agreement, by and between the Company and Thomas M. Wittenschlaeger, dated as of September 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.3	Employment Agreement, by and between the Company and Thomas M. Wittenschlaeger, effective as of September 23, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Schedules have been omitted pursuant to Item 601(a)(5) The Company agrees to furnish supplementally copies of the omitted schedules upon request by the SEC.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: November 15, 2021	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Curtis Smith
Curtis Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

