Form 10-K
period 2021-12-31
AYRO, Inc.
filed 2022-03-23
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $174,948,791, based on a closing price of $4.88 on June 30, 2021.

As of March 22, 2022 the registrant had 36,909,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of AYRO, Inc., relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K by reference.

FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the section in this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the COVID-19 outbreak;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues is derived from a single customer;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●

through the third quarter of calendar year 2022, we will rely upon a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in a semi-knocked-down state for our current vehicles;

●

unforeseen or recurring operational problems at ours or our prime supplier’s facilities, or a catastrophic loss of ours or our prime supplier’s manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●

we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●

customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values and within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●

we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●

we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	Increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases.

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we are dependent on the manufacturing license we have obtained from Cenntro and may need to obtain rights to other intellectual property in the future, and if we fail to obtain licenses we need or fail to comply with our obligations in the agreement under which we licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

PART I

ITEM 1. BUSINESS.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company,” “AYRO” and “Company” refer to AYRO, Inc. and its subsidiaries. References to “DropCar” refer to DropCar, Inc. prior to the Merger. For more information on the merger or the sale of assets, see “Corporate History – Merger and” and “Corporate History – Closing of Asset Purchase Agreement.”

Overview

We design and manufacture compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers, including universities, business and medical campuses, last mile delivery services and food service providers. We are currently updating our next model year (model year 2023) vehicle lineup in support of the aforementioned markets.

Strategic Review

Following the hiring of our new Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, and smart payload and enabling infrastructure markets. While we complete our strategic review, we have paused all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high speed vehicle.

In December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program.

Products

Our vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

AYRO Club Car 411 and 411x

The AYRO Club Car 411 and 411x (the “AYRO 411 Fleet”) is a family of electric, four-wheel, compact, light-duty utility trucks sold exclusively through our contracted partner, Club Car, as part of a global multi-year sustainability solution development, sales and marketing agreement. Each of the AYRO 411 Fleet of vehicles is classified as a street legal low-speed vehicle (“LSV”), defined as a four-wheeled motor vehicle, other than an all-terrain vehicle, that is capable of reaching speeds of at least 20 miles per hour (“mph”) but not greater than 25 mph, with a gross vehicle weight rating of less than 3,000 pounds and meeting the safety standards in Title 49 of the U.S. Code of Federal Regulations, section 571.50.

The AYRO 411 Fleet has an expected range of up to 50 miles and a maximum speed range of 25 mph (or 40 kilometers per hour), in line with the United States Department of Transportation (“USDOT”) regulations for LSVs and with most state statutes, which typically limit the speed of LSVs to 25 mph on 35 mph posted roads. The current AYRO 411 Fleet includes:

●	the 411x Flatbed truck, which provides users with considerable versatility;

●	the 411x Pickup truck, generally utilized for open-air hauling;

●	the 411x Cargo Van Box, a fully enclosed cargo box, which may be internally tailored for use; and

●	The 411x Powered Cargo Box, in which combinations of refrigeration, warming boxes, beverage dispensers, coffee makers and even wash sinks may be configured.

The AYRO 411 Fleet has zero gas emissions, a full recharge capability of between six and eight hours using 120V/20A outlets and a payload capacity in excess of 1,000 pounds. We estimate that the AYRO 411 Fleet’s operating costs are approximately 50% lower per year compared to similarly sized gas-powered trucks and vans. Vehicles in the AYRO 411 Fleet are equipped with:

●	reinforced steel (coated) chassis housing the motor, controller and enclosed battery operating system;

●	suspension with transverse leaf spring on the front and horizontal spring with coil-over shock in the rear;

●	power assisted steering;

●	street legal if registered and licensed per standard vehicles by dealer or user;

●	multi-point, anchored DOT compliant safety harnesses for driver and passenger;

●	a standard back-up camera (appears on larger LCD display – see below);

●	a standard 7-inch (17.7 centimeter) LCD display;

●	a standard manual parking brake;

●	four-wheel all-disk braking system and corrosion resistant body panels; and

●	heating and ventilation systems in the cabin of the truck.

With its low speed, zero emissions, and cost-effectiveness, the AYRO 411 Fleet seeks to satisfy the needs of a variety of customers, including university and college campuses, retailers, airports and ports, business parks and campuses, warehouses, production facilities, resorts and theme parks, apartment complexes, and adult communities. We have completed model year 2022 enhancements to the AYRO 411, designated the “AYRO 411x,” which saw release in the third quarter of 2021. Development has commenced on the model year 2022 product line, designated the “AYRO Z,” which will represent a major technology refresh, and which will embrace a shift towards a North American sourcing strategy.

Three-Wheeled Electric Vehicle Product Offerings

In addition to the AYRO 411 Fleet, we previously manufactured and sold the AYRO 311 Autocycle, a compact, three-wheeled electric vehicle (the “AYRO 311”). The AYRO 311 was declared at end-of-life on August 17, 2020. Subsequent to the sale of residual 311 inventory to a third party, on February 12, 2021, we entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”), pursuant to which we agreed to cease the production, importation and sale of the AYRO 311, among other things. Accordingly, we would not be contractually permitted to resume production of the AYRO 311.

We have paused the development of future three-wheeled electric vehicles, originally intended to replace the AYRO 311, in order to focus resources on the development of the AYRO Z, a family of reconfigurable cargo systems tailored for the AYRO Z and the enabling web infrastructure that connects delivery professionals with the clients they serve. We expect to release the model year 2023 AYRO Z and the AYRO Z driver/client harmonization application in the fourth quarter of 2022.

Additional Models, Vehicles, Payloads and Infrastructure

We continue to invest in expanding our existing all-electric vehicle technologies, reconfigurable cargo subsystems, onboard and web-based fleet support applications, driver support systems and applications, as well as architectural innovations that maximize subsystem commonality across the AYRO vehicle fleet. Our product line roadmap contemplates growing our fleet of purpose-engineered vehicles and services with every passing model year, with a focus on the low speed vehicle segment, last mile delivery of a plurality of payloads, and potential line extension into efficient, safe micro-mobility platforms.

We are also currently in discussions with Club Car regarding a variety of new models and vehicles, and in discussions with a key supply partner in positioning the model year 2023 AYRO Z for sale on the General Services Administration schedule (“GSA Schedule”) beginning in the fourth quarter of 2022. The GSA Schedule is a long-term governmentwide contract with commercial companies that provide access to millions of commercial products and services at pre-negotiated prices. This would represent an increase of the total addressable market for the Company and further represent a demand hedge to the cyclicality of markets currently addressed.

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

Under our Manufacturing License Agreement with Cenntro (the “MLA”), in order for us to maintain our exclusive territorial rights pursuant to the MLA, for the first three years after the effective date of March 22, 2020, we must meet the following minimum purchase requirements, which we believe we satisfied for the initial period: (i) a minimum of 300 units sold by the first anniversary of the effective date of the MLA; (ii) a minimum of 800 units sold by the second anniversary of the effective date of the MLA; and (iii) a minimum of 1,300 units sold by the third anniversary of the effective date of the MLA. Cenntro will determine the minimum sale requirements for the years thereafter, should the Company continue utilizing Cenntro as a vehicle supplier. Should any event of default occur, the other party may terminate the MLA by providing written notice to the defaulting party, who will have 90 days from the effective date of the notice to cure the default. Unless waived by the party providing notice, a failure to cure the default(s) within the 90-day time frame will result in the automatic termination of the MLA. Events of default under the MLA include a failure to make a required payment when due, the insolvency or bankruptcy of either party, the subjection of either party’s property to any levy, seizure, general assignment for the benefit of creditors, and a failure to make available or deliver the products in the time and manner provided for in the MLA. Cenntro waived these minimum requirements for 2021.

We import semi-knocked-down vehicle kits from Cenntro for the 411x models comprising our model year 2022 lineup. The vehicle kits are received through shipping containers at the assembly facility of Karma Automotive LLC (“Karma”), our manufacturing partner, in southern California, as well as at our customization, service and integration facility in Round Rock, Texas. The vehicles are then assembled with tailored customization requirements per order. The partnership with Cenntro allows us to scale manufacturing operations without significant investment in capital expenditures, and therefore bring products to market rapidly.

The new AYRO Z will utilize assemblies and products that reduce the Company’s dependency on Chinese imports and on-shore the supply chain to North America and European sources.

Final Assembly and Integration

For final assembly, tailoring, diagnostics testing and service of the 411 and 411x, we currently occupy 24,000 square feet of office and manufacturing space configured in a “U”-shaped assembly line with multiple stations per vehicle in our Round Rock, Texas facility and an equivalent space for final assembly at our manufacturing partner Karma’s plant in southern California. The chart below indicates the number of vehicles that can be assembled per month and the assembly time required for each. Assembly time also includes USDOT quality checks and testing as the final step of the assembly process. The number of vehicles indicated below assumes a single shift.

Vehicle	Assembly time (Man-Hours)	Vehicle Assembly Capacity per month
AYRO 411x	12	80

Master Procurement Agreement with Club Car

In March 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicles. The MPA granted Club Car the exclusive right to sell our four-wheeled vehicles in North America, provided that Club Car orders at least 500 vehicles per year.

Although Club Car did not meet the volume threshold for 2020 or 2021, we currently have no intention of selling our model year 2022 411x vehicles commercially other than through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to its four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA.

Manufacturing Services Agreement with Karma

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma, pursuant to which Karma agreed to provide certain manufacturing services for the production of our vehicles. The initial statement of work provides that Karma will perform assembly of a certain quantity of the AYRO 411 vehicles and provide testing, materials management and outbound logistics services. For such services in the initial statement of work, we agreed to pay $1.2 million to Karma, of which (i) $0.52 million was paid at closing and (ii) $0.64 million was due and payable five months following the satisfaction of certain production requirements. This second payment was accrued for as of December 31, 2021.

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

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the 411 and 411x. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campuses.

Gallery, a premier distributor of 411 and 411x low-speed electric vehicles manufactured by AYRO, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Business Strategy

Our goal is to continue to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal low speed electric vehicles. Our business strategy includes the following:

●	Leverage the relationship with Club Car to expand our product portfolio and increase our customer base. We are working on and have plans to expand our current electric transportation solutions portfolio in collaboration with Club Car. This plan includes next-generation light duty trucks and new purpose-driven electric vehicles. Additionally, we are collaborating with Club Car’s sales and marketing teams to expand adoption of our vehicles in the United States and intend to expand our geographical footprint within Club Car’s global distribution and channel network.

●	Scale up our operations to achieve growth. We intend to direct resources to scale up our operations, which we believe is needed to increase our revenue, including expanding and optimizing our automotive component supply chain and our flow-based assembly operations in Round Rock, Texas. Further, we plan to expand sales territories and add distribution channels, forming strategic partnerships to build out our whole product offering across multiple segments and to access additional sales channels or to accelerate product adoption for particular vertical markets, building our brand, and increasing manufacturing capacity to produce higher volumes of electric vehicles. Importantly, we will pursue a strategy to increase our North American content in future vehicle platforms, starting with the model year 2023 AYRO Z.

●	Identify defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on purpose-built electric vehicles to address such markets. We are currently developing a new series of modular, highly reconfigurable payload systems affording operators the maximum flexibility in the use of their fleet for a plurality of payloads. We intend to direct resources to advance the development of such reconfigurable payload solutions which we believe will afford customers the option of sharing transportation assets or configuring those assets differently for differing time of day or time of season use cases.

●	Invest in research and development and qualification of sensors, cameras, software and mobility services seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem. We intend to offer a web-based application to accompany every vehicle sold or leased beginning in model year 2023 (expected to be released in October 2022) to enhance the use cases for those vehicles and optimize driver routing, user scheduling, and customer communication. Onboard sensors will collect vehicle health, location data, route data, payload data and environmental data to provide us, the customer and fleet operators the ability to do post-hoc analysis of forecast versus observed delivery efficiency. A subscription service can later be offered even to delivery operators operating vehicles other than ours, creating the potential for an additional revenue stream.

Trends Driving the Need for Electric Vehicles

The U.S. electric vehicle market is forecasted to grow substantially in the years ahead, driven by factors such as the country’s increasingly urbanized population, escalating gas prices and increased desirability of non-emissive transportation alternatives.

A segment of the electric vehicle market, low speed electric vehicles (“LSEVs”)—which are LSVs but cannot be powered by gas or diesel fuel—are growing increasingly popular as eco-friendly options for consumers and commercial entities. LSEVs run on electric motors fueled by a variety of different batteries, such as lithium ion, molten salt, zinc-air and various nickel-based designs.

Trends such as increasingly stringent government regulations aimed toward reducing vehicle emissions, growing urban populations and social pressure to adopt sustainable lifestyles all create a demand for more ecologically and economically sustainable methods of transportation. This demand continues to spur technological advancements and LSEV market growth.

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

Competition and Market Opportunities

The worldwide automotive market, particularly for economy and alternative fuel vehicles, exhibits a high competitive intensity, especially amongst tier 1 competitors. The relatively modest LSEV market, being smaller in overall size, engenders a more modest competitive intensity. A few notable companies in the global LSEV market include HDK Electric Vehicles, Bradshaw Electric Vehicles, Textron Inc., Polaris Industries, Yamaha Motors Co. Ltd., Ingersoll Rand, Inc., Speedway Electric, AGT Electric Cars, Bintelli Electric Vehicles and Ligier Group. Our relationship with Club Car provides us with distribution strength, affording us the ability to focus our resources on product development, product evolution, and product support.

When compared to internal combustion engine vehicle costs, our vehicles are significantly more attractive based on tax, title and license fees. Compared to a standard Ford F150 (gasoline) pickup truck (2.7 liter), the AYRO 411x Fleet provides an approximate 49% reduction in operating expenses and an approximate 100% reduction in CO2 emissions (if renewed energy is used to charge the AYRO vehicles, an increasing trend for most higher education campuses and government facilities).

Our closest competitor in the LSEV industry is the WAEV, Inc. (formerly Polaris) Gem (“Gem”). WAEV offers multiple passenger vehicle models and multiple utility vehicle models under the WAEV and Taylor-Dunn brands. While the GEM el XD model, which is similar to vehicles in the AYRO 411x Fleet, has a lower starting MSRP than the AYRO 411x, the GEM el XD requires reconfiguration to match the standard AYRO 411x features, raising the final MSRP of each vehicle above that of the AYRO 411x Fleet alternative. The AYRO 411x Fleet has a greater bed and box capacity, 13% more horsepower and a 48% better turning radius, allowing use of the 411x Fleet in tighter spaces than are possible using the GEM el XD.

We expect competition in our industry to intensify over time. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and may adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our vehicles or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

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

Universities. LSEVs are growing increasingly common on university and college campuses due to a number of factors. LSEVs fulfil the versatile needs of campuses better than golf carts or standard combustion vehicles because not only do LSEVs’ low speed thresholds promote safer driving among pedestrians, but the vehicles are also street legal with on-road safety features, enabling drivers to drive on roads and free up pedestrian space along sidewalks and smaller pathways. Additionally, the significantly reduced carbon imprint of LSEVs compared to internal combustion engine vehicles appeals to environmentally aware students and professors looking to promote environmental sustainability on campus. By transitioning from internal combustion engine vehicles to LSEVs, campuses should be able to reduce significantly the costs spent on fuel, oil, parts, and maintenance. Our AYRO 411x Fleet provides all of these benefits to university and college campuses. We estimate that in the U.S., there are over 1,800 higher education campuses with over 10,000 students each with over 400 on-campus vehicles that are ideal targets for the AYRO 411x Fleet as campuses transition from fossil-fueled campus fleet vehicles to LSEVs.

Food Delivery Services. As the millennial generation assumes a more substantial portion of the consumer population, customers increasingly favor convenience and timeliness, spurring dramatic growth in online ordering and delivery services across a wide swath of industries, including food delivery and restaurant ordering services. Food delivery sales are anticipated to increase over 20% per year, culminating in an expected $365 billion worldwide by 2030, according to Upserve. Upserve further estimates that approximately 60% of U.S. consumers report that they order delivery or takeout at least once a week. Within the next decade, potentially over 40% of restaurant sales will be attributable to delivery services, according to Morgan Stanley. Every major urban environment having a 35mph or less speed limit is a target market for our current and future LSV fleet.

Last Mile Delivery Service. Retail focus on last mile delivery—the movement of goods from a transportation hub to the final delivery destination—has grown exponentially over the past few years due to the rise in online ordering and e-commerce. Consumers’ ability to pick and choose products based on delivery speed and availability makes last mile delivery a key differentiator among retailers. Last mile delivery provides retailers timelier and more convenient delivery options not offered by the main three shipping services in the U.S. (the U.S. Postal Service, FedEx, and UPS). Additionally, given the increasing designation of low emission zones in urban centers, retailers will need to continue to deploy eco-friendly vehicles. Retailers will likely expand the use of LSEV fleets to make deliveries in low emission zones due to their zero gas emissions and lower price than competing electric vehicles. We expect that the AYRO 411x Fleet, with a plurality of cargo bed options, is well positioned for hauling and delivery in those environments and should distinguish itself amongst the competition.

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

We primarily focus on the LSEV North American market, which is highly competitive and constitutes 28% of the global LSEV market according to WiseGuy Reports. We have examined various considerations with regard to our market impact, including cost comparisons to existing vehicles in the market, market validation and target commercial markets.

Business Developments

On September 25, 2020, we entered into the Karma Agreement with Karma. The term of the contract was 12 months from the start of volume production of the vehicles (which began in June 2021). Pursuant to the agreement, Karma provides manufacturing services, starting in 2021, under a statement of work including final assembly, raw material storage and logistical support of AYRO’s vehicles in return for compensation of $1.2 million. We paid Karma $0.52 million, which was recorded as prepaid expense as of December 31, 2020, and $0.68 million, of which $0.47 million was recorded as an expense due to fewer projected 411x units expected to be assembled in Karma in 2022. This second payment completes our Karma contract compensation. Additionally, we made a cash payment of $0.08 million and issued warrants to an advisor to the transaction at signing of the contract with a fair value of $0.07 million.

Resources

We source our semi-knocked-down kits for the model year 2022 AYRO 411 and 411x from Cenntro. While many of their components are commercial off-the-shelf (“COTS”) parts, many are specific to the 411 product and are subject to raw material limitations. However, in preparation for the model year 2023 platform, we are endeavoring to reduce supply risk by migrating our vehicle supply chain to the North American continent and by embracing parts and sub-assembly standardization, reducing discrete stock keeping units and simplifying the logistical complexity.

Intellectual Property

As we expand our vehicle & service roadmaps, and integrated technologies, our focus on identifying specific market and customer needs continues to drive purpose-built engineering efforts.

Leveraging the all-electric AYRO 411x Fleet LSVs, we develop applications or use case solutions optimized for the storage, delivery and logistics for delivering food, beverages, merchandise, equipment, tools and related goods. This is accomplished by integrating application-specific appliances, storage facilities, vehicle wraps and brands and related items. We leverage either integrated traction or a separate battery power system to provide AC power to the various appliances and solution elements. We are filing and have filed a number of provisional utility and/or design patents associated with the aforementioned verticalization development, and we have filed for both in the United States and internationally trademarks to cover the company name, company logo, and certain other key product and service marks. We continue to focus on innovative and applicable electric vehicle optimization designs that serve an expanding customer and application use base.

Patents

We currently have United States registrations for two design patents. Both were issued on February 11, 2020 and will expire on February 11, 2035. In addition to these issued patents, we have numerous non-public patent applications on file with the United States Patent and Trademark Office (“USPTO”).

We filed United States registrations for three provisional patents in February 2021. Unless the patents are perfected within a twelve-month period from their filing date, they will expire. As of December 31, 2021 the Company has no plans to perfect these patents before expiration.

We have filed the first “generation 2” design patent filed with the USPTO on March 10, 2022. Follow-on non-design patents are in work, with an expectation to have patents representing defensive merit under USPTO evaluation by late summer 2022.

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

Both our Company logo and our company tagline have evolved to better represent a vehicle marque and the science underlying sustainability. Accordingly, our registered filings will be updated in the first half of 2022.

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

Motor Vehicle Safety

The National Traffic and Motor Vehicle Safety Act of 1966, or “Safety Act,” regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). Meeting or exceeding many safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. If we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

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

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork, nationwide. Our agreement with Club Car aims to provide U.S. and targeted countries channel and dealer coverage. For our electric vehicles, outside of our collaboration with Club Car or another third-party sales/distribution white label partner, we plan on a multi-faceted approach to sales, including exploring the following: (i) developing an expanded network of channel partners; (ii) entering into direct sales via a national leasing company that will in turn consummate sales with end users in a variety of states; and/or (iii) opening facilities in high growth states and delivering the vehicle to the end user via a common carrier. During the course of 2022, the Company expects to complete work on a Model Year 2023 refresh vehicle. That vehicle will share no commonality with the legacy 411 platform, and will be the product of a supply chain evolution from the far east to North America. We expect to continue offering this vehicle to the marketplace through our Club Car relationship, but may explore alternate channel partners for market segments that Club Car does not serve, including direct sales to select Governmental entities.

We are registered as a manufacturer in Texas, California, Colorado, Louisiana, Florida and Arizona.

Pollution Control Costs

We are required to comply with stationary source air pollution, water pollution, and hazardous waste control standards that are now in effect or are scheduled to come into effect with respect to our manufacturing operations.

Research and Development

Our product development and engineering efforts align with the Society of Automotive Engineering (“SAE”) J2258_201611 standards for Light Utility Vehicles. The J2258 standard provides key compliance criteria for Gross Vehicle Weight Rating (“GVWR”), occupant protection and safety restraint systems, lateral and longitudinal stability, center of gravity and operating controls, among others. Our test validation and inspection standards follow Federal Motor Vehicle Safety Standards (“FMVSS”) 49 CFR 571.500 for LSVs with the additions of SAE J585 and FMVSS 111 for rear visibility, lighting, signaling, reflectors, changes in direction of movement, back-up camera response timing and field of view.

Our development standards and test compliance validation processes are supported by a variety of test documentation, including supplier self-reporting, third party laboratory test reports and regional compliance validation with CARB for speed, range and environmental performance.

Our production system follows a lean, cell-based manufacturing model. The process involves the following five sequential cells: (1) cab preparation, (2) chassis preparation, (3) system integration and testing, (4) final assembly and integration test, and (5) quality assurance and FMVSS Compliance. Assembly quality and shift efficiency metrics are measured daily by our production staff at end of every shift.

We maintain a certification and compliance check list for each vehicle. Our vehicles use an automotive style steering wheel, turn signal stalk, headlight, running light and reverse light controls, a multi-speed windshield wiper and washer and an accelerator and brake pedal consistent with controls employed in standard passenger cars. As the AYRO 411 Fleet vehicles are direct drive vehicles, there is no stick shift, clutch, paddle shift, or belt driven CSV (continuously variable) transmission needed to operate the vehicles within the intended torque band and speed range. Accordingly, our vehicles are homologated under existing U.S., state and local LSV requirements under 49 CFR 571.3.

Segment Information

We operate as one reportable segment, which is the design, development, manufacturing and sales of electric vehicles.

Employees

As of December 31, 2021, we had 32 full-time employees. None of our employees are represented by a labor union, and we maintain good relations with our employees. We have not furloughed employees due to the COVID-19 pandemic. In an effort to attract and retain quality employees, we offer industry-standard compensation and benefits packages to our employees and prospective employees.

Geographic Areas

We operate in the United States, and all our revenue was generated in the United States during the fiscal year ended December 31, 2021. All of our assets are held in United States.

Corporate History

Merger

On May 28, 2020, pursuant to the Merger Agreement by and among the Company, Merger Sub, and AYRO Operating, Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of AYRO Operating’s common stock, par value $0.001 per share (the “AYRO Operating Common Stock”), including shares underlying AYRO Operating’s outstanding equity awards and warrants, was converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”). Immediately following the effective time of the Merger, the Company effected a 1-for-10 reverse stock split of the issued and outstanding Company Common Stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, the Company issued a stock dividend of one share of Company Common Stock for each outstanding share of AYRO Operating Common Stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. Upon completion of the Merger and the transactions contemplated in the Merger Agreement and assuming the exercise in full of all pre-funded warrants issued pursuant thereto, (i) the former AYRO Operating equity holders (including the investors in a bridge financing and in private placements that closed prior to closing of the Merger) owned approximately 79% of the outstanding equity of the Company; (ii) former DropCar stockholders owned approximately 18% of the outstanding equity of the Company; and (iii) a financial advisor to DropCar and AYRO owned approximately 3% of the outstanding equity of the Company.

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

Closing of Asset Purchase Agreement

On December 19, 2019, DropCar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with DC Partners Acquisition, LLC (“DC Partners”), Spencer Richardson and David Newman, pursuant to which DropCar agreed to sell substantially all of the assets associated with its business of providing vehicle support, fleet logistics and concierge services for both consumers and the automotive industry to an entity controlled by Messrs. Richardson and Newman, the Company’s Chief Executive Officer and Chief Business Development Officer at the time, respectively. The aggregate purchase price for the purchased assets consisted of the cancellation of certain liabilities pursuant to those certain employment agreements by and between DropCar and each of Messrs. Richardson and Newman, plus the assumption of certain liabilities relating to, or arising out of, workers’ compensation claims that occurred prior to the closing date of the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provided for the inclusion of up to $0.03 million in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amended the covenant associated with the funding of the DropCar business, such that DropCar provided the DropCar business with additional funding of approximately $0.18 million at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provided for a current employee of the Company being transferred to DC Partners to provide transition services to the Company for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

Corporate Information

Our corporate headquarters is located at 900 E. Old Settlers Blvd, Round Rock, Texas 78664. Our phone number is 512-994-4917. Our website address is www.ayro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We currently lease approximately 23,927 square feet of office and warehouse space under a lease that expires on February 28, 2027, and 7,509 square feet of office space under a lease that expires June 30, 2022.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. We also make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.ayro.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, SEC.

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

We may be acquired by a third party.

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

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $33.1 million and $10.8 million for the years ended December 31, 2021 and 2020. As of December 31, 2021, we had an accumulated deficit of approximately $58.2 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

In connection with the hiring of our new Chief Executive Officer, we are currently undertaking a strategic review of our product development strategy. This process may result in us deciding to modify or discontinue current or planned products, in reallocating time and resources among existing products, in exploring new products or in making other operational changes, including our reliance on internal and external resources. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, as well as the likelihood of any challenges to our intellectual property, regardless of merit. Additionally, in December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program.

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

In March 2019, we entered the MPA with Club Car, which grants Club Car the exclusive right to sell the AYRO 411 and subsequent 411x Fleet in North America, provided that Club Car orders at least 500 AYRO vehicles per year. For the year ended December 31, 2021, revenues from Club Car constituted approximately 79% of our revenues as compared to 68% in 2020. For the year 2022, a majority of our revenue is projected to be generated from Club Car pursuant to the MPA. We are therefore highly dependent on a single customer to generate a material percentage of our annual revenues, and the lack of adoption, failure to achieve reasonable “sell through” rates by the customer’s dealers, unfavorable dealer/customer experience or discontinuation or modification of terms may materially and adversely affect our sales and results of operations. Any loss of, or a significant reduction in purchases by, Club Car that constitutes a significant portion of our sales could have an adverse effect on our financial condition and operating results.

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

We may not be able to successfully develop new electric vehicles, address new market segments or develop a broader customer base. We currently sell one four-wheeled truck, from which all of our revenues are derived. Our future success will be dependent on our ability to address additional markets, anticipate our existing and prospective customers’ needs and develop new vehicle models that meet those needs. In particular, we are currently developing Club Car’s next-generation, electric light duty trucks and developing a new purpose-built vehicle with Club Car. We will have to incorporate the latest technological improvements and enhancements into our future vehicles to be able to compete in the rapidly evolving electric vehicle industry and the target markets. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers or address market demands, or that our future models will achieve market acceptance or become commercially viable.

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

Through the third quarter of calendar year 2022, we will rely upon a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in semi-knocked-down for all of our vehicles. Any disruption in the operations of this third-party supplier could adversely affect our business and results of operations.

As part of our strategy to minimize our capital expenditures on manufacturing infrastructure, we currently rely on Cenntro for the sub-assemblies for the AYRO 411x Fleet vehicles. Cenntro also owns the design of the AYRO 411x Fleet and has granted us an exclusive license to purchase the AYRO 411x Fleet for sale in North America. Our dependence on a single supplier and manufacturer, and the challenges we may face in obtaining adequate supplies and vehicle kits required to assemble our vehicles, involve several risks, including limited control over pricing, availability, quality and delivery schedules.

We cannot be certain that Cenntro will continue to provide us with the quantities of the sub-assembles that we require or satisfy our anticipated specifications and quality requirements. If Cenntro experiences unanticipated delays, disruptions or shutdowns or is unable to ship required raw materials, sub-assemblies, replacement or warranty parts for any reason, within or outside of Cenntro’s control, our manufacturing operations and customer deliveries would be seriously impacted. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms or develop our own replacements, especially when we rely on the license granted by Cenntro, who owns the design of the AYRO 411 and 411x Fleet. In December 2019, a strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, resulting in government-imposed quarantines and other public health safety measures. The extent to which the coronavirus may impact our operations continues to be uncertain; however, the outbreak and continuous spreading of the coronavirus has caused, and could in the future cause, delays or disruptions in our supply chain and in the delivery of raw materials from Cenntro or our other suppliers located in China, which would be disruptive to the manufacturing of the vehicles and would adversely impact our business. In addition, the spreading of the virus may make it more difficult for us in finding alternative manufactures or suppliers due to the high concentration of such manufacturers or suppliers located in China. Any performance failure on the part of Cenntro or any other of our significant suppliers could interrupt production of our vehicles, which would have a material adverse effect on our business, financial condition and operating results.

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

We import sub-assemblies from Cenntro and perform final assembly, testing and safety qualifications in our facility in Round Rock, Texas and in the Karma facility in an assembly line process. Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Disruptions or shutdowns at our assembly facility or the Karma facility could be caused by:

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	pandemics, including the COVID-19 pandemic, and related governmental responses that may restrict our ability to operate;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, economic sanctions, war or terrorist activities; or

●	other operational problems.

●	availability of parts, including both batteries and semiconductors, which are used to produce many components of our vehicles.

If our manufacturing facility, the Karma facility or that of our prime supplier is compromised or shut down, we may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in operations at our facility or the Karma facility could cause a significant loss of production, delays in our ability to produce our vehicles and adversely affect our results of operations and negatively impact our customers. Further, a catastrophic event could result in the loss of the use of all or a portion of our manufacturing facility or the Karma facility. Although we carry property insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

Transition from an offshoring to an onshoring business model carries risks.

If the new materials suppliers are not managed properly to support vehicle demand, our results of operations and working capital can be adversely affected. If we are unable to implement our business plans in the timeframe estimated by management and successfully transition into a mass-producing electric vehicle manufacturing business, we will not be able to scale up our operations to generate greater profit. As a result, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

A significant amount of our revenue is seasonal. By missing product delivery schedules, we may miss that year’s opportunity to bring and sell a new product to market. Seasonality could be affected by many factors including, but not limited to, governmental fiscal years, as municipalities tend to order vehicles either at the end of their fiscal year when they know they have funds remaining, and tourist season for geographically diverse destination fleet operators, as such customers tend to place their entire orders for delivery in time for the beginning of that season. Any change in fleet replacement timing, average fleet age, or fleet maintenance demands may have a material impact on the business.

Our success depends, in part, on establishing and maintaining good relationships with our network of dealers.

In the years ended December 31, 2021 and 2020, we derived 79% and 68% of our vehicle revenue from Club Car under our MPA, for distribution through Club Car dealers. Our success depends, in part, on us establishing and maintaining satisfactory relationships with both the Club Car corporate organization as well as its distribution channels or its dealers. If we were unable to establish and maintain an adequate relationship with Club Car and its dealer network or, once established, if our relationship with Club Car or its dealer network were to be eliminated abruptly or disrupted, it could affect our ability to respond quickly to customers’ needs, resulting in various adverse consequences to us, including loss of sales, reduced cash flow, and/or a shutdown of our operations. In addition, as authorized dealers of our vehicles, the dealers could, through poor performance on such dealer’s part, damage our and our vehicles’ reputation in the marketplace, resulting in a loss of sales and cash flow which could adversely affect our business operations.

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

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we may need to raise additional funds to expand our operations and reach vehicle production goals. At December 31, 2021, we had working capital of approximately $72.3 million. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through at least March 23, 2023. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If our cash on hand and our sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. In addition, we may need to raise additional capital for strategic acquisitions or transactions. Such additional capital we may need may not be available on reasonable terms or at all.

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

All vehicles sold must comply with federal, state and country-specific motor vehicle safety standards. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure of the AYRO 411x Fleet or future vehicle models to satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

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

If we fail to comply with evolving environmental and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

We sold approximately 1% of our vehicles directly to our end customers in the year ended December 31, 2021. Going forward, we intend to focus on leveraging volume sales through dealers; however, we will continue to sell vehicles directly to end customers. Sales to both dealers and end customers require us to comply with state-specific regulations regarding the sale of vehicles by a manufacturer, including licensing and registration requirements. State laws that regulate the distribution and sale of motor vehicles by the manufacturer vary, and ensuring compliance is time-consuming and costly. Moreover, for customers living in states where we are prohibited from selling directly from within the state, we will have to consummate sales at facilities in a state that allows direct manufacturer-to-consumer sales and deliver the vehicle to the end user via a common carrier. As such, we may be required to either acquire and maintain a facility in multiple states, or incur additional costs of delivery of the vehicle, which consequently increases the cost and/or sales price of our vehicles and makes our vehicles less desirable to end-customers.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties. We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

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

Cenntro owns the design of the AYRO 411x model and has granted us an exclusive license to manufacture AYRO 411x model for sale in North America. Our business is dependent on such license, and if we fail to comply with our obligations to maintain that license, our business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017 and further modified on March 22, 2020, between Cenntro and us, we are granted an exclusive license to manufacture and sell the AYRO 411 and 411x in the United States, and we are required to purchase the minimum volume of product units from Cenntro, among other obligations. No assurance can be given that we will be able to meet the required quota and maintain our license granted by Cenntro and that our existing license will be extended on reasonable terms or at all. In addition, we may need to license intellectual property from other third parties in the future for new vehicle models. No assurance can be given that we will be able to obtain such license or meet our obligations to maintain the licenses we may have to obtain from third parties in the future. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to manufacture and sell our vehicles or may prohibit development of our future models. Any of the foregoing could result in a material adverse effect on our business or results of operations.

In addition, if we do not own the patents or patent applications that we license, as is the case with AYRO 411x’s patents, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or if we are unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the electric vehicle markets we are targeting.

Many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen.

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

We pay Cenntro in U.S. dollars; however, the per-unit price of the sub-assemblies we must pay Cenntro may be affected due to the exchange rate fluctuations. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Historically, the exchange rate between the Renminbi and the U.S. dollar has fluctuated significantly, and it is difficult to predict how market forces or Chinese or U.S. government policy may impact such exchange rate in the future. As of December 31, 2021, the Renminbi was valued at 6.31 against the U.S. dollar.

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

There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result, our receipt of imported products may be disrupted or delayed. The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a challenge for us. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt our business. We are currently experiencing such disruption at the port due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the year ended December 31, 2021. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 900 E. Old Settlers Blvd., Suite 100, Round Rock, Texas. We currently lease approximately 23,927 square feet of office space in Round Rock, Texas under a lease that expires in February 2027. The lease agreement provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

In February 2021, we signed a sublease for 7,509 square feet of additional office space under a lease that expires June 2022. The lease agreement provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

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

As of January 1, 2019, DropCar Operating, Inc. (“DropCar Operating”) had accrued approximately $0.23 million for the settlement of multiple employment disputes. As of December 31, 2021, a de minimis amount remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $0.05 million to the plaintiff’s counsel. As of December 31, 2021 and 2020, the balance due remains $0.05 million, recorded as a component of accounts payable on the accompanying consolidated balance sheet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “AYRO.”

Stockholders

As of March 22, 2022, there were approximately 77 stockholders of record of our common stock.

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

ITEM 6. [Reserved]

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

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

Reverse Stock Split and Stock Dividend

On May 28, 2020, immediately following the effective time of the Merger, we effected a reverse stock split of the issued and outstanding shares of our common stock, at a ratio of one share for ten shares (the “Reverse Stock Split”). Immediately following the Reverse Stock Split, we issued a stock dividend of one share of our common stock for each outstanding share of common stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split. We made proportionate adjustments to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock awards (if any) and warrants outstanding as of the effective times of the Reverse Stock Split and the Stock Dividend in accordance with the terms of each security based on the split or dividend ratio. Also, we reduced the number of shares reserved for issuance under our equity compensation plans proportionately based on the split and dividend ratios. Except for adjustments that resulted from the rounding up of fractional shares to the next whole share, the Reverse Stock Split and Stock Dividend affected all stockholders uniformly and did not change any stockholder’s percentage ownership interest in the Company. The Reverse Stock Split did not alter the par value of Company Common Stock, $0.0001 per share, or modify any voting rights or other terms of the common stock. Except as otherwise set forth herein, share and related option or warrant information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the reduced number of shares outstanding, the increase in share price which resulted from these actions or otherwise to give effect to the Reverse Stock Split and the Stock Dividend.

Transactions Related to the Merger

Simultaneous with the signing of the Merger Agreement, accredited investors, including certain investors in DropCar, purchased $1.0 million of AYRO Operating’s convertible bridge notes bearing interest at the rate of 5% per annum (the “Bridge Notes”). The Bridge Notes automatically converted into 1,030,585 shares of AYRO Operating Common Stock immediately prior to the consummation of the Merger representing an aggregate of 7.45% of the outstanding common stock of the combined company after giving effect to the Merger. Pursuant to the terms of the Bridge Notes, immediately prior to the closing of the Merger, the five lenders received warrants to purchase 1,030,585 shares of AYRO Operating Common Stock at an exercise price of $1.1159 per share. In conjunction with the bridge notes, we issued Palladium Capital Advisors, LLC (together with its affiliates, “Palladium”), our advisor, a warrant to purchase 72,141 shares of our common stock at an exercise price of $1.1159 per share.

In addition, immediately prior to the execution and delivery of the Merger Agreement, AYRO Operating entered into agreements with accredited investors, including certain stockholders of DropCar, pursuant to which such investors agreed to purchase, prior to the consummation of the Merger, 543,179 shares of AYRO Operating Common Stock (or common stock equivalents or pre-funded warrants to purchase 429,305 shares of Company Common Stock) representing an aggregate of 16.55% of the outstanding common stock of the combined company after giving effect to the Merger and warrants to purchase an equivalent number of shares of AYRO Operating Common Stock for an aggregate purchase price of $1.2 million (the “AYRO Private Placement”). Pursuant to the terms of the AYRO Private Placement, immediately prior to the closing of the Merger, the investors received warrants to purchase 972,486 shares of AYRO Operating Common Stock at an exercise price of $1.3599 per share. On the closing date of the Merger, AYRO Operating issued to the investors party to this second AYRO Operating Private Placement SPA (i) an aggregate of approximately 1,030,039 shares of common stock and pre-funded warrants to purchase 286,896 shares of Company Common Stock for an aggregate of $0.85 million and warrants to purchase 1,316,936 shares of AYRO Operating Common Stock at an exercise price of $0.7423 per share. In conjunction with the AYRO Private Placement, we issued Palladium, our advisor, a warrant to purchase 92,186 shares of our common stock at an exercise price of $0.7423 per share and a warrant to purchase 68,074 shares of our common stock at an exercise price of $1.3599 per share.

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

As part of the Merger, we issued to Palladium Holdings, LLC, our advisor, 415,000 shares of our common stock, par value $0.0001 per share.

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

In April 2020, AYRO Operating issued a secured promissory note payable to an individual investor providing $0.6 million of short-term financing. The note carried an interest rate of fifteen percent (15%) and was to be repaid upon the earlier of (1) closing date of the pending Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a former director of AYRO Operating and AYRO. In conjunction with the notes 553,330 shares of common stock (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) were issued to the lender and to Mr. Adams as compensation for his personal guarantee. The entire amount of the loan was paid off upon the closing of the Merger.

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

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost. The majority of our sales are comprised of sales of our four-wheeled vehicle to Club Car, LLC (“Club Car”), through a strategic arrangement entered into in early 2019.

Strategic Review

Following the hiring of our new Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, and smart payload and enabling infrastructure markets. While we complete our strategic review, we have paused all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high speed vehicle.

In December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program.

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China, in a supply chain agreement to provide sub-assembly manufacturing services. Through the partnership, Cenntro initially acquired 19% of AYRO Operating’s common stock in 2017. Cenntro owns the design of the AYRO 411x Fleet vehicles and has granted us an exclusive license to purchase the AYRO 411x Fleet vehicles for sale in North America.

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

Master Procurement Agreement with Club Car

In March 2019, AYRO Operating entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell our four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. Although Club Car did not meet the volume threshold for 2020 or 2021, we currently have no intention of selling our four-wheeled vehicles other than exclusively through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following AYRO Operating’s delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles we develop during the term of the MPA. We are currently engaged in discussions with Club Car to develop additional products to be sold by Club Car in Europe and Asia but there can be no assurance that these discussions will be successful. For the year ended December 31, 2021, revenues from Club Car constituted approximately 79% of our revenue, as compared to 68% in 2020. Any loss of Club Car as a customer, or significant reduction in purchases by Club Car, could have an adverse effect on our financial condition and operating results.

Manufacturing Services Agreement with Karma

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma Automotive LLC (“Karma”), pursuant to which Karma agreed to provide certain manufacturing services for the production of our vehicles. The initial statement of work provides that Karma will perform assembly of a certain quantity of the AYRO 411 and 411x vehicles and provide testing, materials management and outbound logistics services. For such services in the initial statement of work, we agreed to pay $1.2 million to Karma, of which (i) $0.52 million was paid at closing and (ii) $0.64 million was due and payable five months following the satisfaction of certain production requirements. This total was accrued for as of December 31, 2021. The Karma Agreement expires (i) 12 months from the start of volume production of the vehicles or (ii) such earlier time as the parties mutually agree in writing. In addition, Karma, in its sole discretion, may terminate the Karma Agreement at any time, without cause, upon twelve months’ prior written notice. We may terminate the Karma Agreement, without cause, upon six months’ prior written notice.

Supply Agreement with Gallery Carts

During 2020, we entered into a supply agreement with Gallery Carts, a leading provider of food and beverage kiosks, carts, and mobile storefront solutions (the “Gallery Agreement”). Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage and merchandising operators to bring goods directly to consumers.

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the AYRO 411x. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campus.

Gallery Carts, a premier distributor of AYRO 411x low-speed electric vehicles, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

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

In connection with the January 25, 2021, securities purchase agreement, we issued Palladium a warrant to purchase 233,334 shares of common stock (which equals 7.0% of the aggregate number of shares of common stock sold in the January 2021 registered direct offering). The warrants issued to Palladium have the same terms as the investor warrants issued in the January 25, 2021, concurrent private placement.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the year ended December 31, 2021, investors purchased 302,500 additional shares of our common stock par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

On September 21, 2021, Rodney C. Keller, Jr., who served as our President and Chief Executive Officer and as a member of our board of directors, tendered his resignation from his roles as an officer, employee and director of the Company, effective immediately. Mr. Keller’s resignation from the Board was not in connection with any disagreement between Mr. Keller and the Company, its management, the Board or any committee of the Board on any matter relating to our operations, policies or practices, or any other matter. As part of the separation agreement, Mr. Keller (a) was retained as a contractor for thirty days to assist with the transition and compensated $20,833.30 in consulting fees; (b) was paid $650,000 as a separation payment; (c) was reimbursed for his out-of-pocket COBRA expenses for up to eighteen months; and (d) received acceleration of vesting in all unvested restricted stock awards and stock options. We recorded compensation expense of $3.10 million due to the accelerated vesting of such awards and severance expense of $0.65 million as a result of the separation payment during the year ended December 31, 2021.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least through the third quarter of 2022. The pandemic adversely impacted our sales and the demand for our products in 2020 and 2021.

Tariffs

Countervailing tariffs on certain goods from China continued to have an adverse impact on raw material costs throughout 2021, and are expected to continue to do so through the beginning of 2022.

Shipping Costs and Delays

A majority of our raw materials are shipped via container from overseas vendors in China, such as Cenntro, our largest supplier. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing a shortage of shipping capacity from China, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products has been, and may continue to be, disrupted or delayed.

The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt our business. We are currently experiencing such disruption at both ports due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the fiscal year ended December 31, 2021 and could continue to materially and adversely affect our business and financial results in 2022. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. For example, the cost of shipping our products by ocean freight has recently increased to at least three times historical levels and will have a corresponding impact upon our profitability. Additionally, if increases in fuel prices occur, our transportation costs would likely further increase. Shipping pricing and logistical challenges have had an unfavorable impact on our margins and our ability to assemble vehicles during 2021. We expect these impacts to continue through the third quarter of 2022.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During the year 2021, we at times experienced supply chain shortages of both lithium-ion battery cells and other critical components used to produce our vehicles, which has slowed our planned production of vehicles. We expect these shortages of lithium-ion battery cells and the varying supply limitations of other critical components to continued impacting our business through the third quarter of 2022. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we use or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

In December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. The new AYRO Z will utilize assemblies and products that reduce the Company’s dependency on Chinese imports and on-shore the supply chain to North America and European sources.

Components of Statements of Operations

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

Stock-based compensation

We account for stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

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

We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of our publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since we do not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.

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

Sales and Marketing Expense

Sales and marketing expense consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect sales and marketing expenses to increase modestly in absolute dollars as we expand our market segments addressed, refresh and expand our product lines, provide event support for our channel partners, and further develop potential sales channels.

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

Results of Operations

Year Ended December 31, 2021 Compared with Year ended December 31, 2020.

The following table sets forth our results of operations for each of the periods set forth below:

	For the Years ended December 31,
	2021	2020	Change
Revenue	$2,683,597	$1,604,069	$1,079,528
Cost of goods sold	4,774,784	1,770,552	3,004,232
Gross loss	(2,091,187)	(166,483)	(1,924,704)
Operating expenses:
Research and development	11,449,617	1,920,548	9,529,069
Sales and marketing	2,419,168	1,415,282	1,003,886
General and administrative	17,168,898	6,603,935	10,564,963
Total operating expenses	31,037,683	9,939,765	21,097,918
Loss from operations	(33,128,870)	(10,106,248)	(23,022,622)
Other income and (expense):
Other income, net	51,768	236,923	(185,155)
Interest expense	(2,312)	(327,196)	324,884
Loss on extinguishment of debt	-	(566,925)	566,925
Net loss	$(33,079,414)	$(10,763,446)	$(23,315,968)

Revenue

Revenue was $2.68 million for the year ended December 31, 2021 as compared to $1.60 million for the year ended December 31, 2020, an increase of 67.3%, or $1.08 million. The increase in revenue was the result of an increase in sales of our vehicles and price per unit of the 411x, deriving from our Master Agreement with Club Car, related powered-food box sales and other vehicle options for the year ended December 31, 2021.

Cost of goods sold and gross loss

Cost of goods sold increased by $3.00 million, or 169.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cost of goods sold included $0.38 million in obsolete 411 finished good inventory written off in September 2021, $0.50 million to reduce the prepaid balance to equal the projected remaining 411x builds, and $1.08 million in freight-in costs to account for increased shipping costs from China.

Gross margin percentage was (77.9)% for the year ended December 31, 2021 as compared to (10.4)% for the year ended December 31, 2020. The decrease in gross margin percentage was primarily due to the 411 finished goods write-off, an increase in tariffs on raw materials imported from China and an increase in shipping costs due to the global COVID-19 pandemic and global supply chain constraints. Vehicle sales prices were increased in both January and October 2021 to partially offset these cost increases.

Research and development expenses

Research and development expense was $11.45 million for the year ended December 31, 2021 as compared to $1.92 million for the year ended December 31, 2020, an increase of $9.53 million, or 496.2%. The increase was primarily due to expenses related to consultants for our engineering, design, and research teams as we expanded the suite of option packages for our vehicles and continued the development of a planned next-generation three-wheeled vehicle, until we suspended their development pending the strategic review in the third quarter of 2021. In December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z.

We had an increase in salaries, including payments to contractors and related expenses, of $0.77 million, an increase of $8.00 million from research and development contracting for professional service and design costs and an increase in design and testing material of $0.25 million.

Sales and marketing expense

Sales and marketing expense increased by $1.00 million, or 70.9%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as we expanded our sales and marketing staff and marketing-related initiatives. Salaries and wages increased by $0.58 million and stock-based compensation increased by $0.06 million due to the addition of our sales and marketing resources. Discretionary marketing programs increased by $0.29 million and contracting for professional marketing services increased by $0.04 million. Additionally, depreciation expense for demonstration vehicles assigned to the sales and marketing team decreased by $0.03 million as compared to the same period in 2020.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company and, during 2021, costs associated with severance. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $17.17 million for the year ended December 31, 2021, compared to $6.60 million for 2020, an increase of $10.57 million. Contracting for professional services increased by $1.13 million, primarily a result of additional audit, legal and investor relations expenses incurred to support public reporting requirements. This amount includes an increase in legal fees of $0.98 million. Salaries and related costs increased by $1.44 million due to corporate expansion and the severance payment of $0.65 million to our former chief executive officer. Stock-based compensation expense increased by $5.80 million, primarily due to the vesting acceleration terms of the former chief executive officer’s separation agreement.

Depreciation increased by $0.10 million, and rent increased $0.19 million for the year ended December 31, 2021, as compared to the same period in 2020 due to the additional rent expense related to our new office space.

Other income and expense

Other income decreased by $0.19 million for the year ended December 31, 2021, as compared to 2020, due to the forgiveness of our Paycheck Protection Program (“PPP”) loan in the amount of $0.22 million in principal and interest effective December 29, 2020. Interest expense decreased by $0.32 million for the year ended December 31, 2021, as compared to 2020, primarily due to payoff of debt and loans during 2020. The decrease in the discount on debt was due to the debt recorded from the equity issuances associated with certain debt instruments issued prior to the Merger during the year ended December 31, 2020. A loss on the extinguishment of debt was recorded for $0.57 million in 2020.

Non-GAAP Financial Measure

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance, and we believe it may be used by certain investors as a measure of our operating performance. Adjusted EBITDA is defined as income (loss) from operations before interest income and expense, income taxes, depreciation, amortization of intangible assets, amortization of discount on debt, impairment of long-lived assets, stock-based compensation expense and certain non-recurring expense, including loss on extinguishment of debt and gain on debt forgiveness.

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

Below is a reconciliation of Adjusted EBITDA to net loss to common stockholders:

	Years Ended
	December 31,
	2021	2020
Net Loss	$(33,079,414)	$(10,763,446)
Depreciation and Amortization	527,584	447,283
Stock-based compensation expense	7,556,282	1,827,008
Amortization of Discount on Debt	-	236,398
Interest expense	2,312	90,798
Loss on extinguishment of debt	-	566,925
Gain on debt forgiveness (PPP loan)	-	(219,363)
Adjusted EBITDA	$(24,993,236)	$(7,814,397)

Liquidity and Capital Resources

As of December 31, 2021, we had $69.16 million in cash and working capital of $72.31 million. As of December 31, 2020, we had $36.54 million in cash and working capital of $38.50 million. The increase in cash and working capital was primarily a result of our capital raising activities through December 31, 2021.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the year ended December 31, 2021, investors purchased 302,500 additional shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1.5 million.

During the year ended December 31, 2021, we issued 555,004 shares of common stock upon the exercise of stock options and received cash proceeds of $1.5 million.

Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the results of our strategic review, the expansion of our sales and marketing teams, the timing of new product introductions and the continuing market acceptance of our products and services. We are working to control expenses and deploy our capital in the most efficient manner.

We are evaluating other options for the strategic deployment of capital beyond our ongoing strategic initiatives, including potentially entering other segments of the electric vehicle market. We anticipate being opportunistic with our capital, and we intend to explore potential partnerships and acquisitions that could be synergistic with our competitive stance in the market.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at December 31, 2021, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above under “Strategic Review,” we suspended all material research and development activity and expenditures, including expenses associated with our planned next-generation three-wheeled vehicle, while we conduct a strategic review of our product development strategy. In December of 2021 we began research and development on the new 411 fleet vehicle model refresh the AYRO Z.

Summary of Cash Flows

The following table summarizes our cash flows:

	Years Ended December 31,
	2021	2020
Cash Flows:
Net cash used in operating activities	$(26,631,485)	$(10,019,344)
Net cash provided by (used in) investing activities	$(600,363)	$2,542,020
Net cash provided by financing activities	$59,855,217	$43,372,599

Operating Activities

During the year ended December 31, 2021, we used $26.63 million in cash in operating activities, an increase in use of $16.61 million when compared to the cash used in operating activities of $10.02 million during the same period in 2020. The increase in cash used in operating activities was primarily a result of R&D expenses related to the now paused three-wheeled vehicle, prepayments for inventory and manufacturing services, as well as an increase in accounts receivable, which was partially offset by a decrease of accrued expenses.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2021, we used cash of $0.60 million from investing activities, as compared to $2.54 million cash provided by investing activities during 2020, a decrease of $3.14 million. The net decrease was primarily due to proceeds of $3.06 million from the Merger during the year ended December 31, 2020 with no such proceeds during 2021.

Financing Activities

During the year ended December 31, 2021, we received net proceeds of an aggregate of $58.30 million from the issuance of common stock, net of fees and expenses, and $0.10 million from the exercise of warrants for cash. In addition, we issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1.5 million.

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

Critical Accounting Estimates

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

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial conditions or results of operations.

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

Inventory Valuation

The accounting of inventory in accordance with GAAP recognizes the value of inventory at the lower of cost or net realizable value. Inventories are assessed regularly for impairment and valuation reserves are established when necessary based upon a number of factors. The determination of events and assumptions utilized in our inventory valuation requires judgment. Transportation costs are included in net realizable value. Rising transportation costs deemed material by the company were evaluated, and it was determined a direct-write off of $1,080,583 was necessary to align the cost per vehicle due to these trends.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures following the Merger. As a result of the Merger, management has evaluated our disclosure controls and procedures, has made improvements in our processes and is continually evaluating and improving our disclosure controls and procedures and expanding our financial operations and reporting infrastructure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2021, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Friedman LLP (PCAOB Firm ID No.: 711) located in East Hanover, New Jersey. The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16. FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.12	Form of Investor Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.13	Form of Palladium Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.14	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.15	Description of Capital Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2020)

4.16**	Form of Spartan Common Stock Purchase Warrant issued in connection with the February 2021 Offering

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc. and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6†	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7†	Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated March 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.8†	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9†	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10†	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11†	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.17†	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.18†	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.19

Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.21	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.22†	First Amendment to Employment Agreement, by and between AYRO, Inc. and Rodney C. Keller, Jr., dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)

10.23	Form of Securities Purchase Agreement, dated November 22, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020

10.24†	First Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.25	Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.26	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.27†	Voluntary Separation Agreement, Release and Consulting Agreement, by and between the Company and Rodney Keller, Jr., dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.28†	Restricted Stock Award Agreement, by and between the Company and Thomas M. Wittenschlaeger, dated as of September 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.29†	Employment Agreement, by and between the Company and Thomas M. Wittenschlaeger, effective as of September 23, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.30†	General Release and Severance Agreement, by and between the Company and Curtis Smith, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.31†	General Release Agreement, by and between the Company and Brian Groh, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.32†	General Release Agreement, by and between the Company and Richard Perley, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

23.1**	Consent of Friedman LLP

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: March 23, 2022	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Thomas M. Wittenschlaeger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Thomas M. Wittenschlaeger

/s/ David E. Hollingsworth	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2022
David E. Hollingsworth

/s/ Joshua Silverman	Chairman of the Board of Directors	March 23, 2022
Joshua Silverman

/s/ George Devlin	Director	March 23, 2022
George Devlin

/s/ Sebastian Giordano	Director	March 23, 2022
Sebastian Giordano

/s/ Zvi Joseph	Director	March 23, 2022
Zvi Joseph

/s/ Greg Schiffman	Director	March 23, 2022
Greg Schiffman

/s/ Wayne R. Walker	Director	March 23, 2022
Wayne R. Walker

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AYRO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AYRO, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

Critical Audit Matter Description

As discussed in Notes 3 and 6 to the financial statements, the Company states inventory at the lower of cost or net realizable value. Management compares the cost of inventory with the net realizable value and, if applicable, a direct write off is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Given the inherent uncertainty in forecasting product demand, auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit	To test the accounting and valuation estimates, our audit procedures included, among others, evaluating management’s ability to accurately forecast product demand by comparing actual results to management’s historical estimates, testing the mathematical accuracy of management’s calculations and selecting a sample of products and verifying that the product demand forecasts were supported by historical sales data and other current information to support that the net realizable value exceeds carrying value. Our audit procedures also included performing corroborative inquiries with the personnel responsible for product development and sales forecasting to evaluate the reasonableness of the product demand forecasts.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey

March 23, 2022

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$69,160,466	$36,537,097
Accounts receivable, net	969,429	765,850
Inventory, net	3,744,037	1,173,254
Prepaid expenses and other current assets	2,276,178	1,608,762
Total current assets	76,150,110	40,084,963

Property and equipment, net	835,160	611,312
Intangible assets, net	88,322	143,845
Operating lease – right-of-use asset	1,012,884	1,098,819
Deposits and other assets	41,288	22,491
Total assets	$78,127,764	$41,961,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$647,050	$767,205
Accrued expenses	2,990,513	665,068
Contract liability	-	24,000
Current portion long-term debt, net	-	7,548
Current portion lease obligation – operating lease	206,426	123,139
Total current liabilities	3,843,989	1,586,960

Long-term debt, net	-	14,060
Lease obligation - operating lease, net of current portion	859,543	1,002,794
Total liabilities	4,703,532	2,603,814

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of December 31, 2021 and 2020, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of December 31, 2021 and 2020, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of December 31, 2021 and 2020, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 36,866,956 and 27,088,584 as of December 31, 2021 and 2020, respectively)	3,687	2,709
Additional paid-in capital	131,654,776	64,509,724
Accumulated deficit	(58,234,231)	(25,154,817)
Total stockholders’ equity	73,424,232	39,357,616
Total liabilities and stockholders’ equity	$78,127,764	$41,961,430

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020
Revenue	$2,683,597	$1,604,069
Cost of goods sold	4,774,784	1,770,552
Gross loss	(2,091,187)	(166,483)

Operating expenses:
Research and development	11,449,617	1,920,548
Sales and marketing	2,419,168	1,415,282
General and administrative	17,168,898	6,603,935
Total operating expenses	31,037,683	9,939,765

Loss from operations	(33,128,870)	(10,106,248)

Other income (expense):
Other income, net	51,768	236,923
Interest expense	(2,312)	(327,196)
Loss on extinguishment of debt	-	(566,925)
Total other income (expense), net	49,456	(657,198)

Net loss	$(33,079,414)	$(10,763,446)

Provision for income taxes	-	-

Deemed dividend on modification of Series H-5 warrants	-	(432,727)

Net loss Attributable to Common Stockholders	$(33,079,414)	$(11,196,173)

Net loss per share, basic and diluted	$(0.94)	$(0.73)

Basic and diluted weighted average Common Stock outstanding	35,171,935	15,336,617

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series H		Series H-3		Series H-6		AYRO Series Seed				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2020	-	$-	-	$-	-	$-	7,360,985	$9,025,245	3,948,078	$395	$5,001,947	$(13,958,644)	$68,943
Conversion of AYRO Preferred Stock to common stock							(7,360,985)	(9,025,245)	2,007,193	201	9,025,044		-
Issuance of Series H Preferred Stock in connection with the 2020 Merger	8	-											-
Issuance of Series H-3 Preferred Stock in connection with the 2020 Merger			2,189	-									-
Issuance of Series H-6 Preferred Stock in connection with the 2020 Merger					7,883	-							-
Conversion of Series H-6 Preferred Stock					(7,833)				225,590	23	(23)		-
Issuance of Common Stock in connection with the 2020 Merger, net of fees									4,948,377	495	4,451,235		4,451,730
Exchange of debt for common stock in connection with the 2020 Merger									1,030,585	103	999,897		1,000,000
Issuance of common stock in connection with debt offering									553,330	56	461,957		462,013
Sale of common stock, net of fees									9,278,059	928	38,409,253		38,410,181
Conversion of Series H-3 Preferred Stock			(955)						795				-
Exercise of warrants, net of fees									5,074,645	507	3,926,311		3,926,818
Exercise of stock options									6,817	-	16,669		16,669
Stock based compensation											1,736,791		1,736,791
Vested Restricted Stock									15,115	1	47,916		47,917
Deemed divided on modification of H-5 warrants											432,727	(432,727)	-
Net Loss												(10,763,446)	(10,763,446)
December 31, 2020	8	-	1,234	-	50	-	-	-	27,088,584	2,709	64,509,724	(25,154,817)	39,357,616
Issuance of common stock for services									15,000	2	42,298		42,300
Sale of common stock, net of fees									8,035,835	804	58,269,025		58,269,829
Exercise of warrants, net of fees									13,642	1	99,999		100,000
Exercise of stock options									555,004	55	1,506,944		1,506,999
Stock based compensation											7,226,902		7,226,902
Vested Restricted Stock									1,158,891	116	(116)		-
Net Loss												(33,079,414)	(33,079,414)
Balance, December 31, 2021	8	-	1,234	-	50	-	-	-	36,866,956	3,687	131,654,776	(58,234,231)	73,424,232

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,079,414)	$(10,763,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527,584	447,283
Stock-based compensation	7,556,282	1,827,008
Amortization of debt discount	-	236,398
Loss on extinguishment of debt	-	566,925
Amortization of right-of-use asset	206,375	111,861
Provision for bad debt expense	99,309	37,745
Debt Forgiveness (PPP loan)	-	(218,000)
Change in operating assets and liabilities:
Accounts receivable	(302,887)	(732,449)
Inventory	(2,666,327)	(4,967)
Prepaid expenses and other current assets	(667,416)	(1,444,363)
Deposits	(18,797)	26,265
Accounts payable	(120,155)	(59,489)
Accrued expenses	2,038,365	10,632
Contract liability	(24,000)	24,000
Lease obligations - operating leases	(180,404)	(84,747)
Net cash used in operating activities	(26,631,485)	(10,019,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(538,012)	(504,332)
Purchase of intangible assets	(62,351)	(14,388)
Proceeds from merger with ABC Merger Sub, Inc.	-	3,060,740
Net cash (used in) provided by investing activities	(600,363)	2,542,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance debt	-	1,318,000
Repayments of debt	(21,611)	(1,744,676)
Proceeds from exercise of warrants, net of fees	100,000	3,926,818
Proceeds from exercise of stock options	1,506,999	16,669
Proceeds from issuance of Common Stock, net of fees and expenses	58,269,829	39,855,788
Net cash provided by financing activities	59,855,217	43,372,599

Net change in cash	32,623,369	35,895,275

Cash, beginning of year	36,537,097	641,822

Cash, end of year	$69,160,466	$36,537,097

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$1,971	$102,911
Interest forgiven on PPP loan	-	1,363
Conversion of debt to Common Stock	-	1,000,000
Conversion of Preferred Stock to Common Stock	-	9,025,245
Cashless exercise of 76,999 H-5 warrants	-	192,500
Discount on debt with related party	-	462,013
Deemed dividend on modification of Series H-5 warrants	-	432,727
Restricted Stock for service, vested not issued	329,380	42,300
Offering costs included in accounts payable, not paid	-	54,617
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440	$1,210,680

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Strategic Review

Following the hiring of the Company’s new Chief Executive Officer in the third quarter of 2021, the Company initiated a strategic review of their product development strategy, as they focus on creating value within the electric vehicle, last-mile delivery, and smart payload and enabling infrastructure markets. While the Company completes their strategic review, they have paused all material research and development activity and expenditures, associated with their planned next-generation three-wheeled high speed vehicle.

In December of 2021 the Company began research and development on the new 411 fleet vehicle model refresh the AYRO Z, including updates on their supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $33,079,414 for the year ended December 31, 2021, and negative cash flows from operations of $26,631,485 for the year ended December 31, 2021. At December 31, 2021, the Company had cash balances totaling $69,160,466. In addition, overall working capital increased by $38,808,118 during the year ended December 31, 2021. Management believes that the existing cash at December 31, 2021 will be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements.

Since early 2020, when the World Health Organization declared the spread of the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for AYRO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020 and into 2021, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had an adverse impact on AYRO’s sales and the demand for AYRO products in 2020 and in 2021, resulting in sales that were less than expected through 2021.

The Company relies on foreign suppliers, including Cenntro Automotive Group (“Cenntro”), its largest supplier, for a number of raw materials, instruments and technologies that the Company purchases. The Company’s success is dependent on the ability to import or transport such products from Cenntro and other overseas vendors in a timely and cost-effective manner. The Company relies heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs, and the Company cannot predict when these disruptions will end.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result, receipt of imported products may be disrupted or delayed. The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. Labor disputes among freight carriers and at ports of entry are common, and the Company expects labor unrest and its effects on shipping products to be a challenge for it. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt the Company’s business. The Company is currently experiencing such disruption at the port due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected the Company’s business and could continue to materially and adversely affect our business and financial results. If significant disruptions along these lines continue, this could lead to further significant disruptions in the Company’s business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect the business, prospects, financial condition and operating results.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, valuation of deferred tax asset allowance, valuation of long lived assets, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains total cash balances in one account which exceeds the federally insured limits. Management does not believe this results in any significant credit risk. The Company has no cash equivalents as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company did not have any level 1, level 2, or level 3 instruments.

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. An allowance for doubtful accounts is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for doubtful accounts. As of December 31, 2021 and 2020, the Company had reserved an allowance for doubtful accounts of $173,138 and $73,829, respectively. All account receivables are made on an unsecured basis.

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

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant under-performance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations. All tooling related to the AYRO 411x Fleet has been accelerated to the end date of the 2022 vehicle life.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2021 and 2020. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $393,231 and $134,310 for years ended December 31, 2021 and 2020, respectively, included in General and Administrative Expenses.

Subscription revenue

Subscription revenue from revenue sharing with Destination Fleet Operators (“DFO”) and other vehicle rental agreements is recorded in the month the vehicles in the Company’s fleet is rented. The Company established its rental fleet in late March 2019, which is recorded in the property and equipment section of the accompanying consolidated balance sheets. For the rental fleet, the Company retains title and ownership to the vehicles and places them in DFO’s in resort communities that typically rent golf cars for use in those communities. In August 2020, the Company phased out the production of its 311 line, which were the vehicles used in the rental offering. The change in production did not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is typically recognized at a point in time when services and replacement parts are provided.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company operates in one business segment which focuses on the manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The chief operating decision maker (CODM) reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The consolidated financial statements reflect the financial results of the Company’s one reportable operating segment. The Company has no significant revenues or tangible assets outside of the United States.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the consolidated financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of December 31, 2021 and 2020, there were no accruals for uncertain tax positions.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company recognizes all employee and non-employee share-based compensation as an expense in the financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock awards (“RSAs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSAs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. For value-based vesting grants, expense is recognized via straight line expense over the expected period per grant as determined by outside valuation experts. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	For the Years Ended December 31,
	2021	2020
Options to purchase common stock	1,338,675	1,920,269
Restricted stock unvested	450,000	1,072,503
Restricted stock vested - unissued	43,000	-
Warrants outstanding	6,108,823	3,501,014
Preferred stock outstanding	2,475	2,475
Totals	7,942,973	6,496,261

Research and development costs

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $11,449,617 and $1,920,548 for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company has not seen a material impact in the adoption of ASU 2020-10 on its consolidated financial statements.

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

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type consists of the following:

	Years Ended December 31,
	2021	2020
Revenue type
Product revenue	$2,419,822	$1,506,055
Shipping revenue	227,089	94,099
Subscription revenue	-	1,786
Service income	36,686	2,129
	$2,683,597	$1,604,069

Contract Liabilities

The Company recognizes a contract liability when a consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or an amount of consideration is due from the customer. The table below details the activity in the Company’s contract liabilities as of December 31, 2021 and 2020. The balance at the end of each period is reported as contract liability in the Company’s consolidated balance sheet.

	December 31,	December 31,
	2021	2020
Balance, beginning of period	$24,000	$-
Additions	-	183,319
Transfer to revenue	(24,000)	(159,319)
Balance, end of period	$-	$24,000

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of December 31, 2021 and 2020, warranty reserves were recorded within accrued expenses of $240,517 and $43,278, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of amounts due from invoiced customers and product deliveries and were as follows:

	December 31,	December 31,
	2021	2020
Trade receivables	$1,142,567	$839,679
Less: Allowance for doubtful accounts	(173,138)	(73,829)
	$969,429	$765,850

NOTE 6. INVENTORY, NET

Inventory, net consisted of the following:

	December 31,	December 31,
	2021	2020
Raw materials	$3,481,614	$634,085
Work-in-progress	51,441	-
Finished goods	210,982	539,169
	$3,744,037	$1,173,254

Management has determined that the 411x selling price didn’t support increased freight in costs associated with increased costs of shipments from China, and as a result $1,080,583 was written down as of the year ended December 31, 2021, and $388,735 of obsolete 411 finished goods inventory was written of in the third quarter of 2021. Depreciation expense for fleet inventory for the years ended December 31, 2021 and 2020 was $95,544 and $123,121, respectively.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,	December 31,
	2021	2020
Prepaid final assembly services	$439,660	$520,000
Prepayments for inventory	1,622,617	976,512
Prepaid other	213,901	112,250
	$2,276,178	$1,608,762

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Computer and equipment	$853,695	$815,704
Furniture and fixtures	173,155	127,401
Lease improvements	282,271	221,802
Prototypes	300,376	300,376
Computer software	455,875	62,077
	2,065,372	1,527,360
Less: Accumulated depreciation	(1,230,212)	(916,048)
	$835,160	$611,312

Depreciation expense for the years ended December 31, 2021 and 2020 was $314,164 and $209,494, respectively.

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2021
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$404,622	$(385,710)	$18,912	0.19 yrs.
Patents and trademarks	123,414	(54,004)	69,410	2.25 yrs.
	$528,036	$(439,714)	$88,322

	December 31, 2020
				Weighted-
			Net	Average
	Gross	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Supply chain development	$395,248	$(291,937)	$103,311	1.05 yrs.
Patents	70,435	(29,901)	40,534	2.45 yrs.
	$465,683	$(321,838)	$143,845

Amortization expense for the years ended December 31, 2021 and 2020, was $117,876 and $114,668, respectively. The definite lived intangible assets have no residual value at the end of their useful lives.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the intangible assets amortization expense to be recognized for each of the succeeding four years are as follows:

Period ending December 31,	Future Amortization Expense
2022	$39,465
2023	24,156
2024	17,339
2025	7,362
$88,322

NOTE 10. FINANCING ARRANGEMENTS

In August of 2018, the Company entered into an auto financing arrangement with an auto lender (“Auto Financing Note”) in the amount of $36,962. The Auto Financing Note carries a maturity date of August 31, 2023, at a 8.34% interest rate. Interest expense for the years ended December 31, 2021 and 2020 was $1,971 and $2,119, respectively.

Financing arrangements settled during the periods presented are as follows:

2019 $500,000 Founder Bridge Note

In October 2019, the Company received $500,000 under a 120-day bridge term loan (the “Founder Bridge Note”), bearing interest at the rate of 14% per annum, payable quarterly, from Mark Adams, a founding board member. As an inducement for the bridge loan, the Company granted Mr. Adams 143,975 shares of common stock. On December 13, 2019, Mr. Adams agreed to modify the terms of the note and extend the maturity date until April 30, 2021 in exchange for the issuance of 136,340 shares of common stock. A discount on debt of $398,017 was recorded and amortized over the life of the loan as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity grant, determined using the relative fair market value method to ascribe the value of the common stock at the time of the grant, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the Founder Bridge Note in full. The final amount paid was $517,405 consisting of $500,000 in principal and $17,405 in accrued interest. Interest expense for the years ended December 31, 2021 and 2020, was $0 and $52,500, respectively. Amortization expense on the discount on debt for the years ended December 31, 2021 and 2020, was $0 and $103,602, respectively. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $193,693 during the year ended December 31, 2020.

2019 Vendor Payable Conversion Note

In December 2019, a marketing firm agreed to convert 90% of trade accounts payable the Company owed that firm to a term loan with a principal amount of $137,729 and bearing interest at the rate of 15% per annum, payable quarterly, with a maturity date of May 31, 2021. The Company also issued the marketing firm 17,997 shares of common stock in conjunction with this term loan. A discount on debt of $46,683 was recorded and amortized over the life of the loan as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. On September 30, 2020, the Company repaid the conversion loan in full. The final amount paid was $143,454 consisting of $137,729 in principal and $5,725 in accrued interest. Interest expense for the years ended December 31, 2021 and 2020 was $0 and $15,494, respectively. Amortization expense on the discount on debt for the years ended December 31, 2021 and 2020 was $0 and $24,008, respectively. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $20,007 during the year ended December 31, 2020.

2019 $1,000,000 Convertible Bridge Notes

In December of 2019, the Company received cash in exchange for convertible promissory notes from five institutional lenders totaling $1,000,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days if the Company determined not to proceed with the Merger. The notes accrued interest at five percent (5%). Immediately prior to the consummation of the Merger, the outstanding principal was converted into 1,030,585 shares of common stock. Interest expense for the years ended December 31, 2021 and 2020, was $0 and $20,833, respectively.

2020 $500,000 Bridge Notes

In February 2020, the Company received cash in exchange for promissory notes from three institutional lenders totaling $500,000. The maturity date of the notes was the earlier of (1) the closing of the Merger, (2) May 31, 2020, and (3) ninety (90) days the Company determines not to proceed with the Merger. The notes accrued interest at seven percent (7%). Immediately after the consummation of the Merger, the notes were redeemed for cash. Interest expense for the years ended December 31, 2021 and 2020 was $0 and $9,373, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 $600,000 Bridge Notes

In April 2020, the Company issued a secured promissory note payable to an individual investor providing $600,000 of short-term financing. The notes carried an interest rate of fifteen percent (15%) and were to be repaid upon the earlier of (1) closing date of the pending the Merger and (2) July 14, 2020. Fifty percent (50%) of the principal amount was personally guaranteed by Mark Adams, a former director of AYRO Operating and AYRO. In conjunction with the notes, 553,330 shares of common stock (276,665 shares of common stock representing two percent (2%) of the combined company’s post-merger outstanding common stock each) were issued to the lender and to Mr. Adams as compensation for his personal guarantee. A discount on debt of $462,013 was recorded in the transaction and was being amortized over the life of the note as a component of interest expense on the accompanying consolidated statements of operations. The discount was calculated by allocating the relative fair value of the underlying equity issuance, determined using the relative fair market value method to ascribe the value of the common stock at the time of the issuance, relative to the face value of the loan to arrive at the total debt discount. Interest expense for the years ended December 31, 2021 and 2020 was $0 and $10,233, respectively. Amortization expense for the discount on debt for the years ended December 31, 2021 and 2020 was $0 and $108,788, respectively. The note was fully repaid upon closing of the Merger. The Company reported a loss on the debt extinguishment related to the unamortized discount on debt of $353,225 during the year ended December 31, 2020.

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

NOTE 11. STOCKHOLDERS’ EQUITY

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

During July 2020, the Company issued 225,590 shares of common stock upon the conversion of 7,833 shares of Series H-6 Preferred Stock.

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

During the year ended December 31, 2020, the Company issued 5,074,645 shares of common stock upon the exercise of 5,092,806 warrants and received net cash proceeds of $3,926,818.

During the year ended December 31, 2020, the Company issued 1,030,585 shares of common stock upon the conversion of the 2019 $1,000,000 Convertible Bridge Notes.

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

During the year ended December 31, 2020, the Company issued 6,817 shares of common stock upon the exercise of stock options and received cash proceeds of $16,669.

During the year ended December 31, 2020, the Company issued 795 shares of common stock upon the conversion of 955 shares of H-3 Preferred Stock.

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

Pursuant to the Securities Purchase Agreement dated July 21, 2020, during the year ended December 31, 2021 investors purchased 302,500 of the Additional Shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $5.00 per share, for gross proceeds of $1,512,500.

During February 2021, the Company issued 13,642 shares of common stock upon the exercise of warrants and received cash proceeds of $100,000.

During the year ended December 31, 2021, the Company issued 555,004 shares of common stock upon the exercise of stock options and received cash proceeds of $1,506,999.

During the year ended December 31, 2021, the Company issued 1,158,891 shares of common stock upon the vesting of restricted stock.

Restricted Stock

During the year ended December 31, 2020, the Company issued 1,087,618 shares of restricted common stock valued based on the stock price at the date of issuance with a weighted average price of $5.27 per share, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, of which 15,115 shares were vested during the year ended December 31, 2020. See Note 12. On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share, 43,000 shares remain unissued as of December 31, 2021. During the year ended December 31, 2021, 1,201,891 additional shares vested, of which 434,166 shares were accelerated vesting upon the resignation of the Company’s former chief executive officer. The Company recognized stock-based compensation expense during the year ended December 31, 2021 of $6,323,880. $2,684,371 of expense was incurred from the one time accelerated vesting of 434,166 restricted stock shares related to the separation agreement of the Company’s former chief executive officer.

Preferred Stock

Upon closing of the Merger, the Company assumed the Series H, H-3 and H-6 preferred stock of DropCar, Inc., which respective conversion prices have been adjusted to reflect the May 2020 one-for-five reverse split.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $184.80 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2021, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of December 31, 2021	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of December 31, 2021	$1.61
Equals the payment	$11

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

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2021, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of December 31, 2021	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of December 31, 2021	$1.61
Equals the payment	$1,655

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

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2021, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of December 31, 2021	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of December 31, 2021	$1.61
Equals the payment	$2,318

AYRO Series Seed Preferred Stock

Prior to the Merger, the Company was authorized to issue 8,472,500 shares of preferred stock, no par value, of which all were designated as Series Seed Preferred Stock. As of December 31, 2021 and 2020, no shares of Series Seed Preferred Stock were issued and outstanding. In conjunction with the Merger, all 7,360,985 shares of AYRO Series Seed Preferred Stock were converted into approximately 2,007,193 shares of the Company Common Stock after taking into account the Exchange Ratio, Reverse Stock Split and Stock Dividend.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. As of December 31, 2021, there were 448,005 AYRO Seed Warrants outstanding. For the years ended December 31, 2021 and 2020, the Company recorded warrant expense related to the AYRO Seed Warrants of $0 and $36,760, respectively.

Series I, J, H, H-1, H-3, H-4 and H-5 warrants transferred to AYRO common stock pursuant to the Merger.

Series I Warrants

As a result of the Merger, 14,636 Series I Warrants transferred to AYRO and have an exercise price of $69.00 per share. If at any time (i) the volume weighted average price (“VWAP”) of the Common Stock exceeds $138.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series I Warrants still unexercised for a cash exercise. During the year ended December 31, 2021, all 14,636 Series I Warrants expired.

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of December 31, 2021, there were 2,800 Series H-3 Warrants outstanding.

Exercise of Series H-4 Warrants and Issuance of Series J Warrants

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection and the warrants cannot be less than $15.60 per share. As of December 31, 2021, there were 37,453 Series H-4 Warrants outstanding.

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of December 31, 2021, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of December 31, 2021, there were 348,476 Series H-5 Warrants outstanding.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Series H-5 Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for common stock, which represents an equity for equity exchange. Therefore, the change in the fair value before and after the effect of the anti-dilution triggering event and the fair value of the Series H-5 warrants will be treated as a deemed dividend in the amount of $432,727 during the year ended December 31, 2020. Cash received upon exercise in excess of par value is accounted for through additional paid in capital. The Company valued the deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $967,143 and (b) the fair value of the original award prior to the modification of $534,416.

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

The Series H-1, H-3, H-4, J and H-5 Warrants expire through the years 2022-2024.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2025. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of December 31, 2021, the 27,273 June Finder Warrants were outstanding.

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

The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2025. As of December 31, 2021, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2025. As of December 31, 2021, there were 129,500 July 22 Placement Agent Warrants outstanding.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020, using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense during the fourth quarter of 2020 for the total fair value of the September Warrant. As of December 31, 2021, there were 31,348 September Warrants outstanding.

The following assumptions were used to determine the fair value of the September Warrants:

As of September 25, 2020
Dividend	-%
Risk Free Rate	0.30%
Exercise Price	$2.90
Strike Price	$3.19
Term	5.00
Volatility	102%

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants were immediately exercisable, in whole or in part at a strike price of $8.09 and expired on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of December 31, 2021, there were no Series A Warrants and 825,084 Series B Warrants outstanding.

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

The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of December 31, 2021, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants outstanding.

On January 25, 2021, AYRO entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which AYRO agreed to issue and sell in the January 2021 Offering an aggregate of 3,333,334 shares of common stock of AYRO, par value $0.0001 per share, at an offering price of $6.00 per share, for gross proceeds of approximately $20.0 million before the deduction of fees and offering expenses.

Each purchaser was also granted a warrant to purchase, between July 26, 2021 and July 26, 2023, additional shares of common stock equal to the full amount of the common stock it purchased at the initial closing, or an aggregate of 3,333,334 shares at an exercise price of $6.93 per share.

On January 25, 2021, the Company agreed to issue warrants to Palladium, the placement agent for the January 2021 offering to purchase 233,334 shares of the Company’s common stock at an exercise price of $6.93 per share. The warrants are exercisable six months following issuance and terminate on July 23, 2023. As of December 31, 2021 all 3,566,668 warrants are outstanding.

On February 11, 2021, the Company agreed to issue warrants to Spartan Capital Securities, LLC and its affiliates (the “February Finder Warrants”) to purchase 15,574 shares of the Company’s common stock at an exercise price of $10.925 per share and to purchase 35,885 shares of the Company’s common stock at an exercise price of $10.45 per share to a finder or its designees. In addition, the Company agreed to issue warrants to Palladium (the “February Placement Agent Warrants”) to purchase 255,584 shares of the Company’s common stock at an exercise price of $10.925 per share. The February Finder Warrants and February Placement Agent Warrants terminate after a period of 5 years on February 26, 2026. As of December 31, 2021, there were 51,459 February Finder Warrants and 255,584 February Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	461,647	$7.33	4.22
Assumed as part of the Merger	413,450	$14.11
Granted	7,728,872	$3.20
Exercised	(5,092,806)	$0.86
Expired	(10,149)	$145.2
Outstanding at December 31, 2020	3,501,014	$8.03	2.87
Granted	3,873,711	$7.24
Exercised	(13,642)	$7.33
Expired	(1,252,260)	$8.80
Outstanding at December 31, 2021	6,108,823	$7.37	2.31

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards.

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,498,740 stock options, restricted stock and warrants remaining under this plan as of December 31, 2021.

AYRO 2017 Long Term Incentive Plan

Prior to the Merger, the Company granted stock options and warrants pursuant to the 2017 Long Term Incentive Plan effective January 1, 2017. As of December 31, 2021, the 2017 Long Term Incentive Plan remains active, but no additional awards may be granted.

DropCar Amended and Restated 2014 Equity Incentive Plan

The DropCar Amended and Restated 2014 Equity Incentive Plan was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Equity Incentive Plan (the “2014 Plan”), 141,326 shares of common stock were reserved for issuance and there are options to purchase 61,440 shares outstanding as of December 31, 2021. As of December 31, 2021, there were zero shares available for grant under the 2014 Plan.

Stock-based compensation, including stock options, warrants and restricted stock, expense is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2021	2020
Research and development	$73,447	$65,433
Sales and marketing	224,076	160,480
General and administrative	7,258,759	1,601,095
Total	$7,556,282	$1,827,008

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2019	996,645	$2.92	5.73
Assumed as part of the Merger	61,440	$46.95
Granted	896,269	$3.06
Exercised	(6,817)	$(2.45)
Forfeitures	(27,268)	$(2.86)
Outstanding at December 31, 2020	1,920,269	$4.40	8.66
Exercised	(555,004)	$(2.72)
Forfeitures	(26,590)	$(2.52)
Outstanding at December 31, 2021	1,338,675	$5.14	8.26

Of the outstanding options, 1,062,294 were vested and exercisable as of December 31, 2021. At December 31, 2021 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $1,232,402 and $908,533 of stock option expense for the years ended December 31, 2021 and 2020, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2021 was $637,576 and will be recognized on a straight-line basis through the end of the vesting periods through October 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the following inputs when valuing stock-based awards.

	For the Years Ended December 31,
	2021	2020
Expected life (years)	n/a	5.0
Risk-free interest rate	n/a	0.38%
Expected volatility	n/a	89.76%
Total grant date fair value	n/a	$1.83 to $2.81

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

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2019	-	$-
Granted	1,087,618	$5.27
Vested	(15,115)	$(3.17)
Outstanding at December 31, 2020	1,072,503	$5.30
Granted	622,000	$3.91
Vested	(1,201,891)	$5.71
Forfeitures	(42,612)	$3.17
Outstanding at December 31, 2021	450,000	$2.48

In September 2020, the Company issued 436,368 shares of restricted stock to current directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. The Company recognized compensation expense during the year ended December 31, 2021 and 2020 of $699,527 and $548,679, respectively.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock to Rodney C. Keller, Jr. that vest according to the following vesting schedule: one-third vested on May 28, 2021, one-third was to vest on December 4, 2021 and one-third was to vest on December 4, 2022. In September 2021 all 434,166 unvested shares of Keller Restricted Stock vested pursuant to Mr. Keller’s separation agreement. Compensation expense recognized for the Keller Restricted Stock for the years ended December 31, 2021 and 2020 was $4,126,618 and $233,732, respectively.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. All awards vested during the year ended December 31, 2021. The Company recognized compensation expense during the year ended December 31, 2021 of $1,317,520, of which $329,380 was held in accrual for shares unissued at December 31, 2021. As of December 31, 2021, 43,000 shares remained unissued.

In September 2021, pursuant to the employment agreement with Thomas M. Wittenschlaeger, the Company issued 450,000 shares of restricted stock at a value of $2.48 per share. Vesting will occur as predetermined value-based targets are met. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Volatility was determined using a three-year lookback with a 110% determination. The expected term is December 27, 2023 for the fifth and final tranche. The Company recognized $180,215 of expense in the year ended December 31, 2021. Total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2021 was $936,877 and will be recognized on a straight-line basis per target through the end of each vesting period through December 2023.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized $0 and $103,764 of warrant expense related to consulting services for the years ended December 31, 2021 and 2020, respectively.

NOTE 13. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Two customers accounted for approximately 79% and 20%, respectively, of the Company’s revenues for the year ended December 31, 2021 and for 68% and 18%, respectively, for the year ended December 31, 2020.

Accounts Receivable

As of December 31, 2021 and 2020, two customers accounted for more than 10% of the Company’s gross accounts receivable. One customer accounted for approximately 87% and 74% as of December 31, 2021 and 2020, respectively. A second customer accounted for approximately 10% and 14% as of December 31, 2021 and 2020, respectively.

Purchasing

The Company places orders with various suppliers. During the years ended December 31, 2021 and 2020, two suppliers accounted for more than 10% of the Company’s raw materials. One supplier, Cenntro Automotive Group (“Cenntro”), a related party – see Note 14 – accounted for approximately 62% and 54%, respectively, of the Company’s purchases of raw materials during the years ended December 31, 2021 and 2020. The second supplier accounted for 9% and 11%, respectively, of the Company’s purchases of raw materials during the years ended December 31, 2021 and 2020. Any disruption in the operation of either of these suppliers could adversely affect the Company’s operations.

Manufacturing

Cenntro owns the design of the AYRO 411x model and has granted the Company an exclusive license to manufacture AYRO 411x model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell AYRO 411x in the United States, and the Company required to purchase the minimum volume of product units from Cenntro, among other obligations.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RELATED PARTY TRANSACTIONS

The Company had received short-term expense advances from its founders. For the years ended December 31, 2021 and 2020, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying consolidated balance sheets.

In October 2019, the Company received $500,000 and issued a term loan from a founding board member. Furthermore, the Company granted 143,975 shares of the Company’s common stock as of December 2019. During the year ended December 31, 2020, the Company granted an additional 136,340 shares of the Company’s common stock to as consideration for extending the term date of the loan to April 30, 2021. This note and accrued interest were paid in full in September 2020; see 2019 $500,000 Founder Bridge Note – Note 10.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining terms for the Company’s leases as of December 31, 2021 are 5.25 and 0.5 years, respectively. The Company currently has no finance leases.

During the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $180,404 and $87,747 respectively.

The components of lease expense consist of the following:

	Years Ended December 31,
	2021	2020
Operating lease expense	$462,105	$229,457
Short-term lease expense	8,296	87,848
Total lease cost	$470,401	$317,305

Balance sheet information related to leases consists of the following:

	December 31, 2021	December 31, 2020
Assets
Operating lease – right-of-use asset	$1,012,884	$1,098,819
Total lease assets	$1,012,884	$1,098,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$206,426	$123,139
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	859,543	1,002,794
Total lease liability	$1,065,969	$1,125,933

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	5.25
Weighted average discount rate – operating lease	10.41%

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases consists of the following:

December 31, 2021
Operating cash flows for operating leases	$180,404
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$120,440

Future minimum lease payment under non-cancellable lease as of December 31, 2021 are as follows:

As of December 31, 2021	Operating Leases
2022	$306,691
2023	247,533
2024	254,277
2025	261,223
2026 and thereafter	313,307
Total minimum lease payments	1,383,031
Less effects of discounting	(317,062)
Present value of future minimum lease payments	$1,065,969

Manufacturing Agreements

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma Automotive, LLC (“Karma”). The term of the contract is for 12 months. Pursuant to the agreement Karma will provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of our vehicles in return for compensation of $1,160,800.

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract, which amount was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. For the year ended December 31, 2021, the Company recorded expense of $641,140 related to the Karma Agreement for the assembly of the AYRO 411 and 411x vehicles, of which $468,480 was recorded to reduce the total remain prepaid to match the expected number of 411x vehicles to be built in 2022. This amount was recorded against cost of goods for direct labor as part of the first production level builds, and $73,333 was recorded for pre-production costs.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, the Company’s primary supplier, a manufacturer located in the People’s Republic of China. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. Currently, the Company purchases 100% of its vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract upon availability of the 411x. See Note 13 for concentration amounts.

Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods, however, these minimums were waived by Cenntro in 2021. As of December 31, 2021 and 2020, the total prepaid expenses were $1,469,743 and $976,512, respectively. As of December 31, 2021 and 2020 the Company’s total accrued expense balance was $867,727 and $44,592, respectively.

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

As of January 1, 2019, DropCar had accrued approximately $232,000 for the settlement of multiple employment disputes. As of December 31, 2021 and 2020, approximately $3,500 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of December 31, 2021 and 2020, the balance due remains $45,000, recorded as a component of accounts payable on the accompanying consolidated balance sheet. In addition, this amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger – See Note 1.

DropCar was audited by the New York State Department of Taxation and Finance (“DOTF”) for its sales tax paid over the period of 2017 – 2020. The DOTF believes DropCar owes additional sales tax plus interest. Management is investigating the details this audit. As of December 31, 2021, the Company has accrued $476,280 in expense for such additional sales tax and interest.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Income tax benefit at statutory U.S. federal rate		$(6,946,677)		$(2,260,323)
Permanent differences - equity based compensation		310,384		(101,870)
Permanent difference - non-deductible compensation		765,339		-
Income tax benefit attributable to U.S. states		(965,708)		(379,115)
Basis adjustments		70,544		-
Change in valuation allowance		6,766,118		2,741,308
	$-		$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses	$11,733,274	$4,346,179
Intangible assets	85,758	65,759
Equity based compensation	569,350	1,435,982
Warrants	156,851	-
Accrued compensation	33,147	-
Property and equipment	73,646	108,918
Lease liability	260,674	275,339
Other	93,268	28,686
Deferred tax assets	13,005,968	6,260,863
Deferred tax liabilities
ROU asset	(247,695)	(268,708)

Deferred tax liabilities	(247,695)	(268,708)

Valuation allowance	12,758,273	5,992,155
Net deferred tax asset/(liability)	$-	$-

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

Management does not believe that there are significant uncertain tax positions in 2021. There are no interest and penalties related to uncertain tax positions in 2021. The Company has federal net operating loss carryforwards of $48,152,539 and $17,840,842 as of December 31, 2021 and 2020, respectively. $995,801 of the federal net operating loss is subject to a 20-year carry forward, with a portion beginning to expire in 2036. $47,156,738 of the federal net operating loss has an indefinite carry forward period. The Company had state net operating loss carryforwards totaling $34,824,332 and $12,757,935 at December 31, 2021 and 2020, which have indefinite lives. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

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

However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.

Certain deferred tax assets from DropCar, such as NOL carryforwards and capital loss carryforwards are not included in the Company’s deferred tax assets as they are expected to be fully limited under IRC Section 382 as a result of the merger.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSEQUENT EVENTS

On January 14, 2022, Curtis Smith, who served as the Chief Financial Officer of AYRO, Inc., resigned from his role as an officer and employee of the Company. The Company and Mr. Smith entered into a General Release and Severance Agreement. Pursuant to the Smith Severance Agreement, Mr. Smith received a cash separation payment in the amount of $237,500. The Smith Severance Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Smith Severance Agreement, the treatment of any outstanding equity awards to Mr. Smith shall be determined in accordance with the terms of the Company’s 2017 Long Term Incentive Plan and the applicable award agreement.

On January 14, 2022, Brian Groh, who served as the Company’s Chief of Business Development, terminated his engagement with the Company. As such, the independent contractor agreement between the Company and 2196005 Ontario, Inc., an Ontario corporation owned and controlled by Mr. Groh, dated September 16, 2019 was terminated. The Company and Mr. Groh entered into a General Release Agreement. Pursuant to the Groh Release Agreement, Mr. Groh received a cash separation payment in the amount of $237,500. The Groh Release Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Groh Release Agreement, the treatment of any outstanding equity awards to Mr. Groh shall be determined in accordance with the terms of the Company’s 2017 Long Term Incentive Plan and the applicable award agreement.

On January 14, 2022, Richard Perley, who served as the Company’s Chief Marketing Officer, terminated his engagement with the Company. As such, the independent contractor agreement between the Company and PerlTek, a corporation owned and controlled by Mr. Perley, dated August 27, 2018, was terminated. Pursuant to the Perley Release Agreement, Mr. Perley received a cash separation payment in the amount of $237,500. The Perley Release Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Perley Release Agreement, the treatment of any outstanding equity awards to Mr. Perley shall be determined in accordance with the terms of the Company’s 2017 Long Term Incentive Plan and the applicable award agreement.

On January 14, 2022, the Board appointed David E. Hollingsworth as Interim Chief Financial Officer of the Company, effective as of January 14, 2022, to serve until a successor is chosen and qualified, or until his earlier resignation or removal. Mr. Hollingsworth will also serve as the Company’s principal accounting officer and principal financial officer.

