Form 10-K/A
period 2021-12-31
AYRO, Inc.
filed 2022-05-02
CIK 1086745

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

As of April 29, 2022, the registrant had 36,909,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
711	Friedman LLP	East Hanover, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of AYRO, Inc., as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 (the “Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Accordingly, the reference on the cover page of the Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K has been removed.

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

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 23, 2022, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of April 29, 2022:

Name	Age	Director Since	Position with the Company
Thomas M. Wittenschlaeger	64	December 2021	Chief Executive Officer; Director
Joshua Silverman	52	August 2016	Chairman of the Board
Sebastian Giordano	64	February 2013	Director
Greg Schiffman	64	February 2018	Director
Zvi Joseph	55	January 2018	Director
George Devlin	68	May 2020	Director
Wayne R. Walker	63	November 2020	Director

The following sets forth biographical information and the qualifications and skills for each director:

Thomas M. Wittenschlaeger. Mr. Wittenschlaeger is an experienced executive with a background in the electric vehicle (“EV”) industry and vehicle technologies businesses. From August 2019 to September 2021, Mr. Wittenschlaeger served as chief executive officer of Nantmobility, Inc., an EV company in the micromobility segment. From February 2015 to July 2019, he served as an executive at FOX Factory, Inc., a developer of off-road and performance vehicle components, serving as President of its Powered Vehicles Group from February 2015 to June 2018, and as Chief Strategy Officer from June 2018 to July 2019. Prior to joining FOX Factory, Inc., Mr. Wittenschlaeger served as President of NantTronics, Inc., a wireless infrastructure and enabling technologies company, from November 2012 to January 2015. From December 2011 to November 2012 he served as chairman and chief executive officer of KeyOn Communications Holdings, Inc., during which time he guided the company through a business rationalization, comprehensive financial restructuring, asset divestiture and controlled wind-down and restored two businesses to operations from a shutdown state. During a 16-year stint at the Hughes Aircraft Company, he researched advanced technology products for the automotive market as well as for the military transport market decades in advance of their ultimate adoption. Mr. Wittenschlaeger holds a B.S. in electrical engineering from the United States Naval Academy and is a graduate of the Executive Program in Management, Business Administration, and Operations at the Anderson School of Management, University of California at Los Angeles. His portfolio of patents includes IP in vehicle damper tuning, wireless infrastructure, cyber resiliency and supercomputing.

Joshua Silverman. Mr. Silverman served as a member of the DropCar Board of Directors since the completion of the business combination with DropCar, Inc. (“Private DropCar”) and DC Acquisition Corporation, pursuant to which Private DropCar became a wholly owned subsidiary of WPCS International Incorporated (“WPCS”), which then changed its name to DropCar on January 30, 2018 (the “2018 Merger”) and, prior to that time, served as a director of WPCS since August 2016, and has continued to serve as a director following the Merger with AYRO Operating. Mr. Silverman currently serves as the Managing Member of Parkfield Funding LLC. Mr. Silverman was the co-founder and a Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as Co-Chief Investment Officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of the United States. Mr. Silverman currently serves as a director of Protagenic Therapeutics, Neurotrope, Inc. and TapImmune Inc., all of which are public companies. He previously served as a Director of National Holdings Corporation from July 2014 through August 2016, MGT Capital Investments, Inc. from December 2014 to May 2016 and Alanco Technologies Inc. from March 2016 through August 2016. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and as a director of numerous public companies.

Sebastian Giordano. Mr. Giordano served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and, prior to that time, served as a director of WPCS since February 2013, and has continued to serve as a director following the Merger with AYRO Operating. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the 2018 Merger. Mr. Giordano has served as Chairman and Chief Executive Officer of Transportation and Logistics Systems, Inc. (OTCQB:TLSS) since January 2022. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and M.B.A. degrees from Iona College. Mr. Giordano’s qualifications to sit on the Board include his broad management experience, including having served as Chief Executive Officer of WPCS.

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

Zvi Joseph. Mr. Joseph served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and has continued to serve as a director following the Merger with AYRO Operating. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business and a Corporate Director Certificate, Corporate Governance, from Harvard Business School. Mr. Joseph is NACD Directorship Certified®. Mr. Joseph’s qualifications to sit on the Board include his legal experience and education.

George Devlin. Mr. Devlin has, since 2007, managed his own consulting business, Venture Connections (G&L Devlin Limited), primarily focused on helping early stage companies with fundraising, commercialization and strategic planning. From 2005 to 2007, Mr. Devlin worked in operations at Texas Pacific Group (TPG – Private Equity), where he supported deal partners on due diligence and transformation activities involved in deals. From 2002 to 2005, Mr. Devlin served as Chief Executive Officer of Vivecon, a Stanford University start-up in Supply Chain Risk Management solutions. From 2001 to 2002, he served as Chief Operations Officer of Converge, Inc. From 1998 to 2001, Mr. Devlin worked at Compaq Computer Corporation, eventually holding the post of Senior Vice President of Global Operations based in Houston, Texas. He is a native of Scotland and graduated with a Business Studies diploma and a post-graduate diploma in Human Resources from Glasgow Polytechnic, now called Caledonian University. Mr. Devlin’s international experience and expertise, ranging from a successful career as an executive in a major global corporation (supply chain and operations) to becoming an entrepreneur and helping many early stage start-up technology companies globally, qualify him as a valuable addition to the Board.

Wayne R. Walker. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2018 to the present, Mr. Walker has served as a director of Wrap Technologies, Inc., an innovator of modern policing solutions, where he also serves as Chair of the Nominating and Governance Committee and of the Compensation Committee. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as Chairman of the Board of Directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as Chairman of the Board of Directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as Chairman of the Board of Trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc., which focuses on men’s health, where he also serves as Chair of the Nominating and Governance Committee. Mr. Walker has also served on the board of directors for the following companies and foundations: Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a Doctor of Jurisprudence from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of April 29, 2022:

Name	Age	Officer Since	Position with the Company
Thomas M. Wittenschlaeger	64	September 2021	Chief Executive Officer
David E. Hollingsworth	42	January 2022	Interim Chief Financial Officer

Please see the biography of Mr. Wittenschlaeger on page 3 of this Amendment.

David E. Hollingsworth. Mr. Hollingsworth is a senior level accounting professional with extensive experience in financial reporting, analysis, regulation, and supervision. Since March 2021, Mr. Hollingsworth has served as a consultant with Bridgepoint Consulting, a provider of financial, technology, and management consulting services, and has served as the Company’s Controller under a consulting agreement between the Company and Bridgepoint Consulting. From January 2020 until March 2021, he served as Controller at Wondercide LLC, a pest control manufacturer, during which time he oversaw Wondercide’s financial team through growth of $8.9 million to $18.8 million. Before that, he worked as a Controller Consultant at Bridgepoint Consulting from October to December 2019. From September 2018 to September 2019, Mr. Hollingsworth served as Financial Controller of CPI Products, a manufacturer of plastic products, where he oversaw accounting and financial functions, directed human resources for corporate staff at three manufacturing locations, and designed and implemented department performance criteria and tracking. From May 2015 until August 2018, Mr. Hollingsworth served as Corporate Controller of Sunworks Inc, a provider of solar power systems. Mr. Hollingsworth holds a Master of Business Administration from Weber State University and a Bachelor of Science degree in Accounting from Brigham Young University – Idaho.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2021, except for the following: (i) Wayne Walker made a late Form 4 filing on August 9, 2021 with respect to one transaction, a broker-assisted sale of common stock; (ii) Zvi Joseph made a late Form 4 filing on August 9, 2021 with respect to one transaction, a broker-assisted sale of common stock; and (iii) George Devlin made a late Form 4 filing on August 9, 2021 with respect to one transaction, a broker-assisted sale of common stock.

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

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in our proxy statement for our 2021 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) our Chief Executive Officer and former Chief Executive Officer, (ii) the two most highly compensated executive officers other than the Chief Executive Officer who were serving as an executive officer at the end of the 2021 fiscal year and whose salary, as determined by Regulation S-K, Item 402, exceeded $100,000 and (iii) up to two most highly compensated former executive officers who were no longer serving as an executive officer at the end of the 2021 fiscal year (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2021 were as follows:

●	Thomas M. Wittenschlaeger, Chief Executive Officer
●	Rodney C. Keller, Jr., Former President and Former Chief Executive Officer;
●	Curtis Smith, Former Chief Financial Officer;
●	Richard Perley, Former Chief Marketing Officer.

Change in Management

From September 2021 through January 2022, we underwent a change in management. In September 2021, Mr. Keller resigned from his roles as President and Chief Executive Officer and Mr. Wittenschlaeger joined the Company as Chief Executive Officer. Following Mr. Keller’s resignation and the hiring of Mr. Wittenschlaeger, in January 2022 Messrs. Smith and Perley resigned from their respective positions as Chief Financial Officer and Chief Marketing Officer and Mr. Hollingsworth was hired as the Company’s Interim Chief Financial Officer.

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our senior management, subject to the review and approval of our Board. Our Board has retained the services of Streeter Wyatt, a compensation consultant that advises boards and companies on the proper structure and levels of executive and board member compensation, to review the Company’s compensation practices and methodologies as to its executives and non-employee directors in relation to such practices and methodologies of other publicly traded, peer group companies.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2021, we designed our executive compensation program to achieve the following objectives:

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

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2021 and 2020 by the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Thomas M. Wittenschlaeger (2)	2021	$71,106		$1,117,092	-	-	$1,188,198
Chief Executive Officer

Rod Keller (3) (4)	2021	$306,931			-	$650,000	$956,931
President and Chief Executive Officer	2020	$148,630	$74,315		$5,408,408	-	$5,631,353

Curtis Smith (3)(5)	2021	$226,506	$50,000		-	-	$276,506
Chief Financial Officer	2020	$118,904	$29,726		$391,243	-	$539,873

Richard Perley (3) (6)	2021	$149,998	$50,002		-	-	$200,000
Chief Marketing Officer	2020	$118,904	$29,726		$129,290	-	$277,920

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 of the financial statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022
(2)	Appointed as an officer of the Company effective as of September 23, 2021.
(3)	Appointed as an officer of the Company in connection with the consummation of the Merger on May 28, 2020. Compensation paid by AYRO Operating prior to the closing of the merger is not reflected in the Summary Compensation Table.
(4)	Resigned effective as of September 21, 2021.
(5)	Resigned effective as of January 14, 2022.
(6)	Terminated engagement with the Company effective as of January 14, 2022.

Narrative Disclosure to Summary Compensation Table

The Company has entered into an executive employment agreement with Mr. Wittenschlaeger. Prior to the Merger, AYRO Operating had entered into employment agreements with each of Mr. Keller and Mr. Smith. Pursuant to the Merger Agreement, as a condition to the closing of the Merger, immediately prior to the effective time of the Merger, (i) the employment agreement between AYRO Operating and Mr. Keller then in effect was terminated, and DropCar entered into a new executive employment agreement with Mr. Keller, effective upon completion of the Merger, and (ii) AYRO Operating entered into an amendment to the current executive employment agreement with Mr. Smith, effective upon completion of the Merger.

Mr. Perley provided services as a contractor to AYRO Operating pursuant to an independent contractor agreement AYRO Operating entered into with an entity controlled by Mr. Perley.

The material terms of the employment agreements and the independent contractor agreements with the named executive officers of the Company are summarized below.

Executive Employment Agreement with Thomas M. Wittenschlaeger

On September 23, 2021, the Company entered into an executive employment agreement (the “Wittenschlaeger Employment Agreement”) with Mr. Wittenschlaeger setting forth the terms and conditions of Mr. Wittenschlaeger’s employment as the Company’s Chief Executive Officer, effective September 23, 2021. Pursuant to the Wittenschlaeger Employment Agreement, Mr. Wittenschlaeger will serve as the Chief Executive Officer of the Company for a two-year initial term commencing on September 23, 2021, which term may be renewed for up to three successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Wittenschlaeger Employment Agreement. Subject to the approval of the Company’s stockholders, Mr. Wittenschlaeger also serves as a member of the Board.

The Wittenschlaeger Employment Agreement provides that Mr. Wittenschlaeger is entitled to receive an annual base salary of two hundred-eighty thousand dollars ($280,000), payable in equal installments semi-monthly pursuant to the Company’s normal payroll practices. For the 2021 fiscal year, Mr. Wittenschlaeger was eligible to receive a partial bonus as determined by the Board, based upon the achievement of short-term target objectives and performance criteria as agreed upon by Mr. Wittenschlaeger and the Board, with such partial bonus payable no later than March 15, 2022. Mr. Wittenschlaeger is also eligible to receive, for subsequent fiscal years during the term of his employment, periodic bonuses up to 50% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. Targets and performance criteria shall be established by the Board after consultation with Mr. Wittenschlaeger, but the evaluation of Mr. Wittenschlaeger’s performance shall be at the Board’s sole discretion. The Wittenschlaeger Employment Agreement also entitles Mr. Wittenschlaeger to receive customary benefits and reimbursement for ordinary business expenses and relocation expenses of $15,000.

In connection with Wittenschlaeger’s appointment and as an inducement to enter into the Wittenschlaeger Employment Agreement, the Company granted Mr. Wittenschlaeger 450,000 shares of the Company’s restricted common stock, pursuant to a restricted stock award agreement entered into by the Company with Mr. Wittenschlaeger on September 23, 2021 (the “Restricted Stock Award Agreement”), which shares shall vest in tranches of 90,000 shares upon the achievement of certain stock price, market capitalization and business milestones.

The Company may terminate Mr. Wittenschlaeger’s employment due to death or disability, for cause (as defined in the Wittenschlaeger Employment Agreement) at any time after providing written notice to Mr. Wittenschlaeger, and without cause at any time upon thirty days’ written notice. Mr. Wittenschlaeger may terminate his employment without good reason (as defined in the Wittenschlaeger Employment Agreement) at any time upon thirty days’ written notice or with good reason, which requires delivery of a notice of termination within ninety days after Mr. Wittenschlaeger first learns of the existence of the circumstances giving rise to good reason, and failure of the Company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If Mr. Wittenschlaeger’s employment is terminated by the Company for cause or if Mr. Wittenschlaeger resigns, Mr. Wittenschlaeger shall receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed pursuant to the Wittenschlaeger Employment Agreement. If Mr. Wittenschlaeger’s employment is terminated due to his death or disability, Mr. Wittenschlaeger or his estate will receive the accrued obligation Mr. Wittenschlaeger would have received upon termination by the Company for cause or by Mr. Wittenschlaeger by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If Mr. Wittenschlaeger’s employment is terminated by the Company without cause (as defined in the Wittenschlaeger Employment Agreement) or upon non-renewal or by Mr. Wittenschlaeger for good reason, Mr. Wittenschlaeger is entitled to receive the accrued obligation Mr. Wittenschlaeger would have received upon termination by the Company for cause or by Mr. Wittenschlaeger by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Wittenschlaeger Employment Agreement and the execution of a release of claims in favor of the Company, the Company will pay the following severance payments and benefits: (i) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Wittenschlaeger, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Wittenschlaeger, or (z) if Mr. Wittenschlaeger’s termination of employment occurs during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Wittenschlaeger is eligible for under the Wittenschlaeger Employment Agreement; provided that, other than the first year of the Wittenschlaeger Employment Agreement, no bonus amount shall be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals are not achieved by the Company for such year; and (iii) an amount intended to assist Mr. Wittenschlaeger with his post-termination health coverage, provided however, he is under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

If Mr. Wittenschlaeger’s employment is terminated by the Company without cause or by Mr. Wittenschlaeger for good reason or upon non-renewal within 12 months following a change in control (as defined in the Wittenschlaeger Employment Agreement), Mr. Wittenschlaeger shall receive the severance payments and benefits he would receive in the event that the Company terminates Mr. Wittenschlaeger’s employment without cause or upon non-renewal or by Mr. Wittenschlaeger for good reason set forth above. In addition, certain performance milestones for his equity award will be waived, and certain unvested restricted shares shall immediately vest and no longer be subject to any holding period.

The Wittenschlaeger Employment Agreement also contains customary provisions relating to, among other things, confidentiality, non-competition, non-solicitation, non-disparagement, and assignment of inventions requirements.

Executive Employment Agreements with Rodney C. Keller, Jr.

Keller Employment Agreement

Pursuant to the Merger Agreement, effective upon consummation of the Merger and as a condition to the closing of the Merger, immediately prior to the effective time of the Merger, we entered into an executive employment agreement with Mr. Keller (the “Keller Employment Agreement”). Pursuant to the Keller Employment Agreement, Mr. Keller agreed to serve as our chief executive officer and as a director for the one-year initial term commencing upon effective time of the Merger, which term was to be automatically renewed for a successive one-year term, unless earlier terminated by either party upon four months’ written notice or terminated otherwise as set forth in the new employment agreement. Mr. Keller agreed to also serve as one of our directors.

The Keller Employment Agreement provided that Mr. Keller was entitled to a base salary of $250,000, which could be increased at the discretion of the Board but could not be decreased without Mr. Keller’s consent. Mr. Keller was also eligible to receive for fiscal years during the term of his employment periodic bonuses up to 50% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus related. Except upon termination by us without cause or upon non-renewal, or by Mr. Keller for good reason, Mr. Keller was entitled to a bonus for a year, subject to achievement of the performance criteria, if he was employed by us as of December 31 for the year to which services to which the bonus applies were performed. Targets and performance criteria were to be established by the Board after consultation with Mr. Keller, but the evaluation of Mr. Keller’s performance was at the Board’s sole discretion.

As soon as administratively practicable after the closing date of the Merger, we agreed to grant Mr. Keller an award of 1,514,354 restricted stock units (giving effect to the Exchange Ratio and Reverse Split), equivalent to 5% of the issued and outstanding shares of Company common stock on a fully diluted basis, subject to the terms and conditions of our equity plan and form of restricted stock unit award agreement, which terms included (i) forfeiture of any unvested restricted stock units on termination of employment for any reason; and (ii) vesting of the restricted stock units as follows: (A) 33.33% upon our receipt of purchase orders for at least 500 AYRO vehicles to be sold to Club Car in calendar year 2020 with specified quarterly targets, provided, that (1) on or before December 16, 2019, a definitive written agreement with respect to such purchase is executed, and at least $1,000,000 of the purchase has been received by us; (2) on the closing date of the Merger, AYRO Operating secures borrowing based on a line of credit of $4,000,000 to support inventory purchase flow in line with the our 2020 budget; (3) the Merger closes on or before April 23, 2020 and we receives additional funding of at least $5,000,000 by the closing date of the Merger; (4) in the event the closing date of the Merger is after January 25, 2020, AYRO Operating and the investors mutually agree on the earlier release of approved funding of at least $500,000; and (5) we receive additional funding from third parties of at least $1,500,000 on or before September 30, 2020; (B) an additional 33.33% on the date that, in addition to the conditions set forth in (A), we enter into a definitive written agreement with Club Car or Ingersoll Rand on or before May 31, 2020, that results in a minimum equity investment of $1,500,000, and publicly discloses such investment; and (C) the remainder on the date that we achieves a minimum average valuation of 25% higher for twenty out of the thirty calendar days following the end of the first full quarter after the closing date of the Merger than our valuation on the date of the Merger, provided that the conditions set forth in (A) have been achieved by such date.

On September 29, 2020, we entered into an amendment with Mr. Keller (the “Keller Amendment”) to the Keller Employment Agreement. The Keller Amendment (i) changed the form of certain equity awards from restricted stock units to shares of our restricted common stock, (ii) modified certain vesting conditions that apply to the restricted stock award as described in the Keller Employment Agreement and (iii) reduced the number of shares of restricted stock to be granted to Mr. Keller by the number of stock options to be granted to him by us contemporaneously with the Keller Amendment. Pursuant to the Keller Amendment, on September 29, 2020, we granted Mr. Keller 651,250 shares of restricted stock and options to purchase 459,468 shares of common stock at an exercise price of $3.17 per share. One-third of the shares underlying the options were to vest on the first anniversary of the date of grant, and the remaining optioned shares were to vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Keller has remained continuously employed by or has been providing services to us through the applicable vesting date.

The Keller Employment Agreement provided that we could terminate Mr. Keller’s employment for cause at any time after providing written notice to Mr. Keller, and without cause with thirty days’ written notice. Mr. Keller could terminate his employment without good reason at any time upon thirty days’ written notice or with good reason, which required delivery of a notice of termination within ninety days after Mr. Keller first learned of the existence of the circumstances giving rise to good reason, and failure of the combined company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If we terminated Mr. Keller’s employment for cause or if Mr. Keller resigned, Mr. Keller would receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed, and all vested outstanding stock options would remain exercisable until the earlier of expiration of the option’s term or the date that is two years following the termination.

If Mr. Keller’s employment was terminated due to his death or disability, Mr. Keller or his estate would receive the accrued obligation Mr. Keller would have received upon termination by us for cause or by Mr. Keller by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If we terminated Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason, Mr. Keller was entitled to receive the accrued obligation Mr. Keller would have received upon termination by us for cause or by Mr. Keller by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Keller Employment Agreement and the execution of a release of claims, we would pay the following severance payments and benefits: (1) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (2) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Keller, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Keller, or (z) if Mr. Keller’s termination of employment occurred during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Keller was eligible for under the employment agreement; provided that no bonus amount shall be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals are not achieved by the combined company for such year; provided further that the bonus amount shall be paid at the same time bonuses would be payable under the employment agreement as if Mr. Keller was actively employed; (3) all outstanding stock options and restricted stock unit awards granted would be fully and immediately vested, to the extent not previously vested and shares with respect to the restricted stock unit awards that become vested under the employment agreement shall be delivered within ten days of termination; and (4) continued healthcare coverage under the group health plan at the same cost, if any, imposed on our active employees, until the earlier of (x) the expiration of the severance period or (y) the date Consolidated Omnibus Budget Reconciliation Act of 1986 coverage terminates or expires.

If we terminated Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason in connection with or within 24 months following a change in control (as defined in our 2020 Long-Term Incentive Plan), Mr. Keller would receive the severance payments and benefits he would receive in the event that we terminate Mr. Keller’s employment without cause or upon non-renewal or by Mr. Keller for good reason set forth above, but instead of twelve months’ base salary, Mr. Keller will receive twenty-four months’ base salary over a twelve-month severance period and double the bonus amount he would have received without change in control.

The Keller Employment Agreement also contained certain standard noncompetition, non-solicitation, non-disparagement, confidentiality, and assignment of inventions requirements for Mr. Keller.

Resignation of Chief Executive Officer and President

On September 21, 2021 (the “Resignation Date”), Mr. Keller tendered his resignation from his roles as an officer, employee and director of the Company, effective immediately. Mr. Keller’s resignation from the Board was not in connection with any disagreement between Mr. Keller and the Company, its management, the Board or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

Voluntary Separation Agreement, Release and Consulting Agreement.

On September 21, 2021, in connection with Mr. Keller’s resignation, the Company and Mr. Keller entered into a Voluntary Separation Agreement, Release and Consulting Agreement, dated September 20, 2021 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Keller was to perform certain consultant services for the Company pertaining to matters and business of the Company for a period of not less than one month and not more than three months, depending on the employment status of Mr. Keller during such period (the “Consultancy Period”). During the Consultancy Period, Mr. Keller was entitled to receive (i) a base salary of $20,833.30 per month, representing Mr. Keller’s base salary prior to the Resignation Date, (ii) a cash separation payment in the amount of $650,000.00, less applicable tax deductions and withholdings (the “Separation Payment”), with $312,500.00 of the Separation Payment payable within 14 days of the Resignation Date, subject to certain conditions being met, and the remainder being payable within 30 days of the last day of the Consultancy Period, and (iii) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for Mr. Keller, his spouse and dependents for a period of up to 18 months following the Resignation Date, provided that Mr. Keller had not obtained subsequent employment with comparable or better medical, vision and dental coverage. The Separation Agreement provided Mr. Keller the opportunity to revoke his acceptance of the Separation Agreement within eight calendar days of the Resignation Date, in which case the Separation Agreement would not be effective and would be deemed void.

In exchange for the consideration provided to Mr. Keller in the Separation Agreement, Mr. Keller and the Company agreed to mutually waive and release any claims in connection with Mr. Keller’s employment, separation and resignation from the Company.

In connection with the execution of the Separation Agreement, the Keller Employment Agreement was terminated; provided, however, that certain surviving customary confidentiality provisions and restrictive covenants remain in full force and effect. The Separation Agreement also provides for certain customary covenants regarding confidentiality and non-disparagement.

Pursuant to the Keller Employment Agreement, all of Mr. Keller’s outstanding stock options and awarded shares were to be delivered by the Company within ten days of the Resignation Date, to the extent such awards had not previously vested; provided, however that Mr. Keller had not exercised any revocation rights prior to the payment being due.

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

Smith Employment Agreement Amendment

On May 28, 2020, immediately prior to the effective time of the Merger, AYRO Operating entered into an amendment to its executive employment agreement with Mr. Smith (the “Smith Amendment”). The Smith Amendment provided that if Mr. Smith’s employment was terminated upon either party’s failure to renew or by Mr. Smith without good reason, then all of Mr. Smith’s vested, outstanding stock options would remain exercisable until the earlier of the expiration of the option’s term or the date that is two years following the termination. The Smith Amendment further provided that if Mr. Smith’s employment was terminated by AYRO Operating without cause or by Mr. Smith for good reason, then all outstanding equity awards granted to Mr. Smith pursuant to his employment agreement would be fully and immediately vested, to the extent not previously vested, and all of his then vested, outstanding stock options would remain exercisable until the earlier of the expiration of the options’ term or the date that is two years following termination. On September 29, 2020, Mr. Smith was awarded options to purchase 169,906 shares of our common stock, at an exercise price of $3.17 per share. One-third of the shares underlying the options vested on the first anniversary of the date of grant, and the remaining optioned shares would vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Smith had remained continuously employed by or had been providing services to us through the applicable vesting date.

Resignation of Chief Financial Officer and General Release and Severance Agreement

Effective as of January 14, 2022 (the “Smith Resignation Date”), Mr. Smith resigned from his role as an officer and employee of the Company.

On January 14, 2022, in connection with Mr. Smith’s resignation, the Company and Mr. Smith entered into a General Release and Severance Agreement (the “Smith Severance Agreement”). Pursuant to the Smith Severance Agreement, Mr. Smith was entitled to receive a cash separation payment in the amount of $237,500.00, less applicable tax deductions and withholdings, payable in a lump sum within 8 days of January 21, 2022.

The Smith Severance Agreement provided Mr. Smith the opportunity to revoke his acceptance of the Smith Severance Agreement within eight calendar days of the Smith Resignation Date, in which case the Smith Severance Agreement would not be effective and would be deemed void.

In exchange for the consideration provided to Mr. Smith in the Smith Severance Agreement, Mr. Smith and the Company agreed to mutually waive and release any claims in connection with Mr. Smith’s hiring, compensation, benefits, employment, or separation from employment with the Company.

In connection with the execution of the Smith Severance Agreement, Mr. Smith’s existing executive employment agreement, as amended, was terminated; provided, however, that certain surviving customary confidentiality provisions and related covenants remain in full force and effect. The Smith Severance Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement.

Under the Smith Severance Agreement, the treatment of any outstanding equity awards to Mr. Smith shall be determined in accordance with the terms of the Company’s 2017 Long Term Incentive Plan and the applicable award agreement.

Independent Contractor Agreement with Richard Perley

On September 9, 2019, AYRO Operating appointed Mr. Perley as Chief Marketing Officer. AYRO Operating initially paid Mr. Perley $8,333 per month, based on 50% normal business hours utilization, upon receipt of invoice, which was later increased to $16,667 per month on October 1, 2019 when Mr. Perley became a full-time associate. Such amount may have been increased or decreased based on actual hours worked. AYRO Operating was to pay Mr. Perley quarterly MBO targeted at $12,500 per quarter, based on MBOs mutually agreed upon by the parties, payment of which will commence after the completion of the Merger. Mr. Perley was also eligible to participate in a commission pooling plan with the other sales team participants. Pursuant to an independent contractor agreement between the Company and PerlTek, a corporation owned and controlled by Mr. Perley, dated August 27, 2018 (along with any statements of work and addenda thereto, the “Perley Independent Contractor Agreement”), AYRO Operating granted Mr. Perley options to purchase 54,536 shares of AYRO Operating common stock pursuant to the AYRO Operating Equity Plan (as defined below), with such share numbers giving effect to the Exchange Ratio and Reverse Split.

Either Mr. Perley or AYRO Operating may have terminated the Perley Independent Contractor Agreement at any time and for any reason with 90 days’ advance written notice.

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

The Perley Independent Contractor Agreement also contained certain standard non-solicitation, confidentiality, indemnification and assignment of work products.

On September 29, 2020, Mr. Perley was awarded options to purchase 56,147 shares of our common stock.at an exercise price of $3.17 per share. One-third of the shares underlying the options vested on the first anniversary of the date of grant, and the remaining optioned shares were to vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Perley had remained continuously employed by or had been providing services to us through the applicable vesting date.

Termination of Engagement of Chief Marketing Officer and General Release Agreement

Effective as of January 14, 2022 (the “Perley Termination Date”), Mr. Perley terminated his engagement with the Company. As such, the Perley Independent Contractor Agreement was terminated; provided, however, that certain surviving customary confidentiality provisions and related covenants remain in full force and effect.

On January 14, 2022, in connection with the termination of the Perley Independent Contractor Agreement, the Company and Mr. Perley entered into a General Release Agreement (the “Perley Release Agreement”). Pursuant to the Perley Release Agreement, Mr. Perley was entitled to receive a cash separation payment in the amount of $237,500.00, payable in a lump sum following the expiration of 8 days following January 14, 2022.

In exchange for the consideration provided to Mr. Perley in the Perley Release Agreement, Mr. Perley and the Company agreed to mutually waive and release any claims in connection with Mr. Perley’s compensation, engagement, or cessation from engagement with the Company. The Perley Release Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of our subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance, are eligible to participate in the Plan. As of the date hereof, we had 33 employees, one contractor and six non-employee directors who would be eligible for awards under the Plan.

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

In September 2021, pursuant to the employment agreement with Thomas M. Wittenschlaeger, the Company issued 450,000 shares of restricted stock at a value of $2.48 per share. These shares will vest in tranches of 90,000 shares as predetermined value-based targets are met.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2021.

Named Executive Officer or Director	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not yet vested (#)		Market value of shares or units of stock that have not vested (#)
Thomas M. Wittenschlaeger, Chief Executive Officer and Director	-		-	-	-	450,000	(1)	1,117,092
Rod Keller President, Chief Executive Officer and Director	31,812	(2)	63,626	$3.48	3/31/2029	-		-
	389,060	(3)	70,426	$3.17	9/29/2030	-		-
Curtis Smith	109,072	(4)		$2.45	3/12/2028	-		-
Chief Financial	45,447	(5)	9,089	$3.48	3/31/2029	-		-
Officer	70,794	(6)	99,112	$3.17	9/29/2030	-		-
Richard Perley	36,357	(7)	17,879	$4.03	9/16/2029	-		-
Chief Marketing Officer	23,395	(8)	32,752	$3.17	9/29/2030	-		-

(1)	These shares vest in five tranches upon the achievement of certain stock price, market capitalization and business milestones.
(2)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2017.
(3)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2018.
(4)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of March 31, 2019.
(5)	These options vest over twelve months, with one-quarter (1/4) of the options vesting every three months, commencing on the three-month anniversary of November 13, 2018.
(6)	These options vest over three years, with one-third (1/3) of the options vesting on December 4, 2020, one-third (1/3) of the options vesting on December 4, 2021 and one-third (1/3) of the options vesting on December 4, 2022.
(7)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of March 31, 2019.
(8)	These options vest over three years, with one-sixth (1/6) of the options vesting every six months, commencing on the six-month anniversary of September 30, 2019.

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

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2021 for services to the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Greg Schiffman	$57,504	$199,160	$-	$256,664
Joshua Silverman	132,996	321,720	-	454,716
Sebastian Giordano	45,000	199,160	-	244,160
Zvi Joseph	45,000	199,160	-	244,160
George Devlin	45,000	199,160	-	244,160
Wayne R. Walker	45,000	199,160		244,160

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 11 to the audited consolidated financial statements for the year ended December 31, 2021.

On February 24, 2021, the Board approved annual director compensation for the director compensation cycle beginning on February 1, 2021. The Board approved the following annual cash retainer fees for the members of the Board: (A) to each non-executive director, an annual cash retainer fee of $45,000; (B) to the chairman of the Board, an additional annual cash retainer fee of $80,000; (C) to the chair of each Board committee, additional cash compensation as follows: (x) $12,500 to the Audit Committee Chair, (y) $11,500 to the Compensation Committee Chair, and (z) $8,000 to the Nominating and Governance Committee Chair. Additionally, on February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued an aggregate of 172,000 shares of restricted stock to its non-employee directors, as shown in the following table:

Director	Awarded Shares	Vesting Schedule
Josh Silverman	42,000	See (1) below
George Devlin	26,000	See (1) below
Sebastian Giordano	26,000	See (1) below
Zvi Joseph	26,000	See (1) below
Greg Schiffman	26,000	See (1) below
Wayne Walker	26,000	See (1) below

(1)	Fully vests on December 31, 2021, provided that the director has continuously provided services to the Company through that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Equity Compensation Plan Information
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders: 2020 LTIP (Options and Restricted Stock)	2,590,910	$3.06	1,498,740
Equity compensation plans not approved by security holders: 2017 LTIP (Options) (2)	477,983	$5.36	-
Equity compensation plans approved by security holders: 2014 DropCar (Options)	61,440	$46.95	-
Other equity compensation plans not approved by security holders	-	-	-
Total	3,130,333		1,498,740

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards since recipients of such awards are not required to pay an exercise price to receive shares subject to these awards.

(2)	Represents shares of common stock deliverable upon exercise of options under the 2017 LTIP adopted by AYRO Operating prior to the Merger.

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

Amendment, Termination. AYRO Operating’s board of directors may have amended, altered, suspended, discontinued, or terminated the AYRO Operating Equity Plan, provided that no such amendment would have adversely affected the rights of any participant without the participant’s consent

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 29, 2022 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o AYRO, Inc., 900 E. Old Settlers Boulevard, Suite 100, Round Rock, Texas 78664. As of April 29, 2022, we had 36,909,956 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
Beneficial Owners of 5% or More of Our Common Stock
Alpha Capital Anstalt (2)	2,296,073	6.2%
Richard Abbe (3)	3,113,403	8.4%
Named Executive Officers and Directors
George Devlin (4)	121,636	*	%
Sebastian Giordano (5)	143,192	*	%
David E. Hollingsworth	-	*	%
Zvi Joseph (6)	135,726	*	%
Rodney C. Keller, Jr. (7)	420,872	1.1%
Richard Perley (8)	59,752	*	%
Joshua Silverman (9)	250,024	*	%
Greg Schiffman (10)	136,862	*	%
Curtis Smith (11)	225,313	*	%
Wayne R. Walker (12)	85,004	*	%
Thomas M. Wittenschlaeger (13)	450,000	1.2%
All Current Executive Officers and Directors as a Group	1,322,444	3.6%

*	represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

22

(2)

Based on a Schedule 13G filed on January 24, 2022 by Alpha Capital Anstalt. The address of Alpha Capital Anstalt is Altenbach 8, FL-9490 Vaduz, Furstentums, Liechtenstein. Alpha Capital Anstalt is the beneficial owner of 2,296,073 shares of our common stock.

(3)

Based on a Schedule 13G jointly filed on February 24, 2022 by Richard Abbe, Kimberly Page and Iroquois Capital Management L.L.C. Represents (i) 1,125,000 shares of our common stock, currently exercisable warrants to purchase 829,003 shares of our common stock and preferred stock convertible into 963 shares of our common stock held by Iroquois Capital Investment Group LLC (“ICIG”) and (ii) 23,000 shares of our common stock, currently exercisable warrants to purchase 1,133,569 shares of our common stock and preferred stock convertible into 1,868 shares of our common stock held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”). Mr. Abbe exercises sole voting and dispositive power over the shares held by ICIG and shares voting and dispositive power over the shares held by Iroquois Master Fund with Ms. Page. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by ICIG and Iroquois Master Fund and Ms. Page may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by Iroquois Master Fund.

(4)	Mr. Devlin’s total includes 121,636 shares of common stock.
(5)	Mr. Giordano’s total includes 143,192 shares of common stock.
(6)	Mr. Joseph’s total includes 135,726 shares of common stock.

(7)	Mr. Keller’s total includes options to purchase 420,872 shares of common stock that are exercisable within 60 days of April 29, 2022.

(8)	Mr. Perley’s total includes options to purchase 59,752 shares of common stock that are exercisable within 60 days of April 29, 2022.

(9)	Mr. Silverman’s total includes 250,024 shares of common stock.
(10)	Mr. Schiffman’s total includes 136,862 shares of common stock.

(11)	Mr. Smith’s total includes options to purchase 225,313 shares of commons stock that are exercisable within 60 days of April 29, 2022.

(12)	Mr. Walker’s total includes 85,004 shares of common stock.

(13)	Mr. Wittenschlaeger’s total includes 450,000 shares of common stock.

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

Related Party Transactions

Asset Sale

On December 19, 2019, DropCar and DropCar Operating entered into an asset purchase agreement with DC Partners, Spencer Richardson and David Newman (the “Asset Purchase Agreement”). DC Partners was a New York limited liability company managed by Spencer Richardson and David Newman. The Asset Purchase Agreement provided that DC Partners would purchase from DropCar Operating substantially all of the assets and certain specified liabilities of the DropCar business prior to the Merger, for a purchase price consisting of (i) the cancellation of any liabilities pursuant to the employment agreements by and between DropCar Operating and each of Mr. Richardson and Mr. Newman, respectively (except as otherwise set forth in (x) a Termination and Release Agreement to be entered into between DropCar and each of Mr. Richardson and Mr. Newman and/or (y) Section 3(h) of the employment agreements, which relates to indemnification with respect to services as a director of DropCar) and (ii) the assumption of all liabilities or obligations of DropCar (x) relating to or arising out of workers’ compensation claims of any employee which relate to events occurring prior to the closing of the Asset Sale Transaction and (y) arising under or relating to the assigned contracts pursuant to the Asset Purchase Agreement. On May 28, 2020, the parties to the Asset Purchase Agreement entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”), which Asset Purchase Agreement Amendment (i) provided for the inclusion of up to $30,000 in refunds associated with certain insurance premiums as assets being purchased by DC Partners, (ii) amended the covenant associated with the funding of the DropCar business, such that we provided the DropCar business with additional funding of $175,000 at the closing of the transactions contemplated by the Asset Purchase Agreement and (iii) provided for a current employee of DropCar being transferred to DC Partners to provide transition services for a period of three months after the closing of the transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement closed on May 28, 2020, immediately following the consummation of the Merger.

AYRO Operating Related Party Transactions

Adams Note, Amendment, Lock-Up Agreement and Guarantee

On October 14, 2019, Mark Adams, a former director, was issued a secured promissory note in the aggregate principal amount of $500,000, in exchange for funding $100,000 to AYRO Operating on or before October 15, 2019, and $400,000 on or before October 24, 2019. The note was secured by a first lien security interest in all of the assets of AYRO Operating and accrued interest at 14% per annum, until the promissory note was repaid. The note was to mature on the earlier of March 12, 2020, or the date that is three business days following the closing of a reverse merger transaction involving AYRO Operating.

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

Cenntro Agreement

In April 2017, AYRO Operating entered into a Manufacturing Licensing Agreement with Cenntro Automotive Group (“Cenntro”), our primary supplier, a manufacturer located in the People’s Republic of China, that provides for its four-wheel sub-assemblies to be licensed and sold to AYRO Operating for final manufacturing and sale in the United States.

Supply Chain Agreements

In 2017, AYRO Operating executed a supply chain contract with Cenntro. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Currently, we purchase 100% of our vehicle chassis, cabs and wheels through this supply chain relationship with Cenntro. We must sell a minimum number of units in order to maintain our exclusive supply chain contract. As of December 31, 2020, the amount outstanding to Cenntro as a component of accounts payable was $0.05 million. Under a memorandum of understanding signed between us and Cenntro on March 22, 2020, upon availability of the 411x product, we agreed to purchase 300 units within the twelve months following the signing of the memorandum of understanding, and 500 units and 800 units in each of the following respective twelve-month periods. On July 9, 2020, in exchange for certain percentage discounts for raw materials, we made a $1.2 million prepayment for inventory. As of December 31, 2021 and 2020, the prepayment deposits were $1.6 million and $0.98 million.

Adams Loan

In October 2019, we borrowed $0.50 million under a bridge loan from Mr. Adams. As an inducement for the bridge loan, we granted Mr. Adams 143,975 shares of common stock and in December 2019, we granted an additional 136,340 shares of common stock to Mr. Adams as consideration for extending the term date of the loan to April 30, 2021. In September 2020, the loan principal and accrued interest were paid in full.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of our annual financial statements for the year ended December 31, 2021 and 2020 and fees billed for other services rendered by Friedman LLP during those periods. The percentage of services set forth above in the category audit related fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit) was 100%.

	2021	2020
Audit Fees:(1)	$256,611	$226,229
Audit-Related Fees:(2)	53,482	253,269
Tax Fees:(3)	8,700	5,800
All Other Fees:(4)
Total	$318,793	$485,298

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2021, $256,611 was billed for audit fees, of which $172,963 was billed by Friedman LLP in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the remainder was billed by Friedman LLP in connection with our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2021. In 2020, $226,229 was billed for audit fees, of which $148,110 was billed by Friedman LLP in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the remainder was billed by Friedman LLP in connection with our Quarterly Reports on Form 10-Q for the second and third quarters of 2020.
(2)	Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.
(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Friedman LLP in 2021 or 2020.
(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policies and Procedures

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

All of the services rendered by Friedman LLP in 2021 and 2020 were pre-approved by the Audit Committee.

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

AYRO, INC.

Dated: May 2, 2022	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
Chief Executive Officer and Director
(Principal Executive Officer)

