Form 10-Q
period 2022-03-31
AYRO, Inc.
filed 2022-05-02
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

AYRO, Inc.

Quarter Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$43,494,716	$69,160,466
Accounts receivable, net	1,203,820	969,429
Marketable securities	19,977,899	-
Inventory, net	3,857,403	3,744,037
Prepaid expenses and other current assets	2,589,170	2,276,178
Total current assets	71,123,008	76,150,110

Property and equipment, net	864,306	835,160
Intangible assets, net	82,281	88,322
Operating lease – right-of-use asset	954,233	1,012,884
Deposits and other assets	41,289	41,288
Total assets	$73,065,117	$78,127,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$616,151	$647,050
Accrued expenses	1,985,049	2,990,513
Current portion lease obligation – operating lease	180,333	206,426
Total current liabilities	2,781,533	3,843,989
Lease obligation - operating lease, net of current portion	820,521	859,543
Total liabilities	3,602,054	4,703,532

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2022 and December 31, 2021, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of March 31, 2022 and December 31, 2021, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of March 31, 2022 and December 31, 2021, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 36,909,956 and 36,866,956 as of March 31, 2022 and December 31, 2021, respectively)	3,691	3,687
Additional paid-in capital	132,272,263	131,654,776
Accumulated deficit	(62,812,891)	(58,234,231)
Total stockholders’ equity	69,463,063	73,424,232
Total liabilities and stockholders’ equity	$73,065,117	$78,127,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$1,026,846	$788,869
Cost of goods sold	1,177,145	644,503
Gross profit (loss)	(150,299)	144,366

Operating expenses:
Research and development	872,631	1,927,561
Sales and marketing	844,816	558,404
General and administrative	2,697,704	3,301,309
Total operating expenses	4,415,151	5,787,274

Loss from operations	(4,565,450)	(5,642,908)

Other income (expense):
Other income, net	8,891	9,926
Unrealized loss on marketable securities	(22,101)	-
Interest expense	-	(851)
Other income (expense), net	(13,210)	9,075

Net loss	$(4,578,660)	$(5,633,833)

Net loss per share, basic and diluted	$(0.12)	$(0.18)

Basic and diluted weighted average Common Stock outstanding	36,907,155	32,007,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Period Ended March 31, 2022
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2021	8	$-	1,234	$-	50	$-	36,866,956	$3,687	$131,654,776	$(58,234,231)	$73,424,232
Stock Based Compensation									288,110		288,110
Vesting of Restricted Stock							43,000	4	329,377		329,381
Net Loss										(4,578,660)	(4,578,660)
Balance, March 31, 2022	8	-	1,234	-	50	-	36,909,956	$3,691	$132,272,263	$(62,812,891)	$69,463,063

	Three Months Period Ended March 31, 2021
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	8	$–	1,234	$–	50	$–	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616
Stock Based Compensation									1,699,423		1,699,423
Sale of common stock, net of fees							8,035,835	804	58,269,025		58,269,829
Exercise Warrants							13,642	1	99,999		100,000
Exercise Options							74,987	7	183,418		183,425
Net Loss										(5,633,833)	(5,633,833)
March 31, 2021	8	$–	1,234	$–	50	$–	35,213,048	$3,521	$124,761,589	$(30,788,650)	$93,976,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,578,660)	$(5,633,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,425	124,198
Stock-based compensation	288,110	1,699,423
Amortization of right-of-use asset	58,651	39,234
Provision for bad debt expense	11,657	29,032
Unrealized loss on marketable securities	22,101	-
Change in operating assets and liabilities:
Accounts receivable	(246,050)	(316,870)
Inventory	(137,258)	313,046
Prepaid expenses and other current assets	(312,992)	(179,843)
Deposits	-	(18,798)
Accounts payable	(30,899)	174,392
Accrued expenses	(676,083)	383,225
Contract liability	-	(24,000)
Lease obligations - operating leases	(65,115)	(39,273)
Net cash used in operating activities	(5,545,113)	(3,450,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113,637)	(131,111)
Purchase of marketable securities	(20,000,000)	-
Purchase of intangible assets	(7,000)	(16,183)
Net cash used in investing activities	(20,120,637)	(147,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(1,829)
Proceeds from exercise of warrants, net of fees	-	100,000
Proceeds from exercise of stock options	-	183,425
Proceeds from issuance of Common Stock, net of fees and expenses	-	58,269,829
Net cash provided by financing activities	-	58,551,425

Net change in cash	(25,665,750)	54,954,064

Cash, beginning of year	69,160,466	36,537,097

Cash, end of quarter	$43,494,716	$91,491,161

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$-	$851
Restricted Stock issued, previously accrued	$329,381	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$-	$120,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor of AYRO Operating Company, Inc. (“AYRO Operating”), which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Certificate of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly and to dealers in the United States.

Strategic Review

Following the hiring of the Company’s new Chief Executive Officer in the third quarter of 2021, the Company initiated a strategic review of their product development strategy, as they focus on creating value within the electric vehicle, last-mile delivery, and smart payload and enabling infrastructure markets. While the Company completes their strategic review, they have paused all material research and development activity and expenditures associated with their planned next-generation three-wheeled high speed vehicle.

In December of 2021 the Company began research and development on the new 411 fleet vehicle model refresh, the AYRO Z, including updates on their supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $4,578,660 for the three months ended March 31, 2022, and negative cash flows from operations of $5,545,113 for the three months ended March 31, 2022. At March 31, 2022, the Company had cash balances totaling $43,494,716 and marketable securities of $19,977,899. In addition, overall working capital decreased by $3,946,646 during the three months ended March 31, 2022. Management believes that the existing cash at March 31, 2022 will be sufficient to fund operations for at least the next twelve months following the issuance of these condensed consolidated financial statements.

Since early 2020, when the World Health Organization declared the spread of the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns and decreased demand for AYRO products. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through 2020, 2021 and into 2022, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022, as amended on May 2, 2022.

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

The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, valuation of deferred tax asset allowance, valuation of long lived assets, sales warranties, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Marketable Securities

Marketable securities includes the investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $110,549 and $50,626 for the three months ended March 31, 2022 and 2021, respectively, included in General and Administrative Expenses.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	1,107,773	1,845,282
Restricted stock unvested	892,248	1,244,503
Warrants outstanding	6,106,023	7,361,083
Preferred stock outstanding	2,475	2,475
Totals	8,108,519	10,453,343

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended March 31,
	2022	2021
Revenue type
Product revenue	$919,343	$710,199
Shipping revenue	107,503	41,983
Service income	-	36,687
	$1,026,846	$788,869

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of March 31, 2022 and December 31, 2021, warranty reserves were recorded within accrued expenses of $330,180 and $240,517, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	March 31,	December 31,
	2022	2021
Trade receivables	$1,388,615	$1,142,567
Less: Allowance for doubtful accounts	(184,795)	(173,138)
	$1,203,820	$969,429

NOTE 6. INVENTORY, NET

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$3,585,607	$3,481,614
Work-in-progress	91,969	51,441
Finished goods	179,827	210,982
	$3,857,403	$3,744,037

For the three months ended March 31, 2022 and 2021, depreciation recorded for fleet inventory was $23,892 and $23,886, respectively. Reserve for inventory was $388,735 as of December 31, 2021. Management has determined that no additional reserve for inventory obsolescence was required as of March 31, 2022.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2022	2021
Prepaid final assembly services	$350,660	$439,660
Prepayments for inventory	1,764,198	1,622,617
Prepaid other	474,312	213,901
	$2,589,170	$2,276,178

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Computer and equipment	$913,882	$853,695
Furniture and fixtures	204,756	173,155
Lease improvements	304,121	282,271
Prototypes	300,376	300,376
Computer software	455,875	455,875
	2,179,010	2,065,372
Less: Accumulated depreciation	(1,314,704)	(1,230,212)
	$864,306	$835,160

Depreciation expense for the three months ended March 31, 2022 and 2021 was $84,492 and $71,128, respectively.

NOTE 9. MARKETABLE SECURITIES

Marketable securities consisted of the following:

	Cost Basis	Gross Unrealized Losses	Total
Bonds	$12,178,027	$(22,101)	$12,155,926
US treasury securities	7,821,973	-	7,821,973
	$20,000,000	$(22,101)	$19,977,899

NOTE 10. STOCKHOLDERS’ EQUITY

Restricted Stock

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. 43,000 shares of common stock remained unissued as of December 31, 2021; these shares were issued during the three months ended March 31, 2022.

Series H Convertible Preferred Stock

As of March 31, 2022, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of March 31, 2022	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of March 31, 2022	$1.28
Equals the payment	$9

Series H-3 Convertible Preferred Stock

As of March 31, 2022, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of March 31, 2022	1,234
Multiplied by the stated value	$138.00
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of March 31, 2022	$1.28
Equals the payment	$1,316

Series H-6 Convertible Preferred Stock

As of March 31, 2022, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of March 31, 2022	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of March 31, 2022	$1.28
Equals the payment	$1,843

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,108,823	$7.37	2.56
Granted	-	-
Exercised	-	-
Expired	(2,800)	165.60
Outstanding at March 31, 2022	6,108,823	$7.30	2.07

NOTE 11. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,255,590 stock options, restricted stock and warrants remaining under this plan as of March 31, 2022.

Stock-based compensation, including restricted stock awards, stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$16,704	$23,486
Sales and marketing	12,945	63,449
General and administrative	258,461	1,612,488
Total	$288,110	$1,699,423

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2021	1,338,675	$5.14	8.26
Exercised	-
Forfeitures	(230,903)	3.19
Outstanding at March 31, 2022	1,107,773	$5.59	7.88

Of the outstanding options, 1,068,318 were vested and exercisable as of March 31, 2022. At March 31, 2022 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $32,376 and $269,895 of stock option expense for the three months ended March 31, 2022 and 2021, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2022 was $58,199 and will be recognized on a straight-line basis through the end of the vesting periods through December 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Restricted

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2021	450,000	$2.48
Granted	442,248
Vested	-
Forfeitures	-
Outstanding at March 31, 2022	892,248	$1.89

On February 1, 2022, pursuant to the AYRO, INC. 2020 Long-Term Incentive Plan, the Company issued 442,248 shares of restricted stock to non-executive directors at a value of $1.29 per share. The Company recognized compensation expense related to all restricted stock issued during the three months ended March 31, 2022 and 2021 of $255,734 and $1,429,528, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of March 31, 2022 was $1,250,305.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car, LLC (“Club Car”) for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Two customers accounted for approximately 99% and 1%, respectively, of the Company’s revenues for the three months ended March 31, 2022 and for 72% and 24%, respectively, for the three months ended March 31, 2021.

Accounts Receivable

As of March 31, 2022 one customer accounted for approximately 99% of the Company’s gross accounts receivable. As of December 31, 2021 two customers accounted for more than 10% of the Company’s gross accounts receivable. One customer accounted for approximately 87% of the Company’s gross accounts receivable and a second customer accounted for approximately 10% of the Company’s gross accounts receivable.

Purchasing

The Company places orders with various suppliers. During the three months ended March 31, 2022 and 2021, multiple suppliers provided more than 10% of the Company’s raw materials purchases. During the three months ended March 31, 2022, one supplier accounted for approximately 65%, and another supplier accounted for 15% of the Company’s raw materials purchases. During the three months ended March 31, 2021 one supplier accounted for approximately 30%, another supplier accounted for 22%, and a third supplier accounted for 16% of the Company’s raw materials purchases. Any disruption in the operation of any of these suppliers could adversely affect the Company’s operations.

Manufacturing

Cenntro owns the design of the AYRO 411x model and has granted the Company an exclusive license to manufacture AYRO 411x model for sale in North America. The Company’s business is dependent on such license, and if it fails to comply with its obligations to maintain that license, the Company’s business will be substantially harmed. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company, the Company is granted an exclusive license to manufacture and sell the AYRO 411x in the United States, and the Company is required to purchase the minimum volume of product units from Cenntro, among other obligations.

In April 2022, the Company received a letter from Cenntro claiming that it had not met the minimum purchase requirements under the MLA and that Cenntro would therefore be terminating its exclusive license. Although AYRO’s purchases were below the numerical minimums set forth in the MLA, the Company believes it should retain its exclusive license, as the failure to meet such minimums was not due to the Company’s failure to perform under the MLA. The Company is in discussions with Cenntro concerning the continued applicability of its exclusive license. If AYRO loses this license, Cenntro could sell identical or similar products through other companies or directly to the Company’s customers, which could have a material adverse effect on its results of operations and financial condition.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract, which amount was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. For the year ended December 31, 2021, the Company recorded expense of $641,140 related to the Karma Agreement for the assembly of the AYRO 411 and 411x vehicles (the “AYRO 411 Fleet”), of which $468,480 was recorded to reduce the total remain prepaid to match the expected number of 411x vehicles to be built in 2022. This amount was recorded against cost of goods for direct labor as part of the first production level builds, and $73,333 was recorded for pre-production costs. $350,660 prepaid balance remained as of March 31, 2022.

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

Under a memo of understanding signed between the Company and Cenntro on March 22, 2020, the Company agreed to purchase 300 units within the following twelve months of signing the memo of understanding, and 500 and 800 in each of the following respective twelve-month periods; however, these minimums were waived by Cenntro in 2021. As of March 31, 2022 and December 31, 2021, the total prepaid expenses were $1,483,546 and $1,469,743, respectively. As of March 31, 2022 and December 31, 2021 the Company’s total accrued expense balance was $780,340 and $867,727, respectively.

Other

As of January 1, 2019, DropCar had accrued approximately $232,000 for the settlement of multiple employment disputes. As of March 31, 2022 and December 31, 2021, approximately $3,500 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of March 31, 2022 and December 31, 2021, the balance due remains $45,000, recorded as a component of accounts payable on the accompanying consolidated balance sheet. In addition, this amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger.

DropCar was audited by the New York State Department of Taxation and Finance (“DOTF”) for its sales tax paid over the period of 2017 – 2020. The DOTF believes DropCar owes additional sales tax plus interest. Management is investigating the details this audit. As of March 31, 2022 and December 31, 2021, the Company has an accrued balance of $476,280 for such additional sales tax and interest.

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;
●	if we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the COVID-19 outbreak;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues is derived from a single customer;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	through the third quarter of calendar year 2022, we will rely upon a single third-party supplier and manufacturer located in the People’s Republic of China for the sub-assemblies in a semi-knocked-down state for our current vehicles;

●	unforeseen or recurring operational problems at ours or our prime supplier’s facilities, or a catastrophic loss of ours or our prime supplier’s manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values and within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases.

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to other intellectual property in the future, and if we fail to obtain licenses we need or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international market due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed on March 23, 2022, as amended on May 2, 2022 (“Form 10-K”). Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Merger

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019, by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc., ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”).

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

Strategic Review

Following the hiring of our new Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. While we complete our strategic review, we have paused all material research and development activity and expenditures associated with our planned next-generation three-wheeled high speed vehicle.

In December of 2021, we began research and development on the new 411 fleet vehicle model refresh, the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program.

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

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China, in a supply chain agreement to provide sub-assembly manufacturing services. Cenntro owns the design of the AYRO Club Car 411 and 411x (“AYRO 411 Fleet”) vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

Under our Manufacturing License Agreement with Cenntro (the “MLA”), in order for us to maintain our exclusive territorial rights pursuant to the MLA, for the first three years after the effective date of March 22, 2020, we must meet the following minimum purchase requirements, which we believe we satisfied for the initial period: (i) a minimum of 300 units sold by the first anniversary of the effective date of the MLA; (ii) a minimum of 800 units sold by the second anniversary of the effective date of the MLA; and (iii) a minimum of 1,300 units sold by the third anniversary of the effective date of the MLA. Cenntro will determine the minimum sale requirements for the years thereafter, should the Company continue utilizing Cenntro as a vehicle supplier. Should any event of default occur, the other party may terminate the MLA by providing written notice to the defaulting party, who will have 90 days from the effective date of the notice to cure the default. Unless waived by the party providing notice, a failure to cure the default(s) within the 90-day time frame will result in the automatic termination of the MLA. Events of default under the MLA include a failure to make a required payment when due, the insolvency or bankruptcy of either party, the subjection of either party’s property to any levy, seizure, general assignment for the benefit of creditors, and a failure to make available or deliver the products in the time and manner provided for in the MLA. Cenntro waived these minimum requirements for the second year after the effective date.

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

In April 2022, we received a letter from Cenntro claiming that we had not met the minimum purchase requirements under the MLA and that Cenntro would therefore be terminating our exclusive license. Although our purchases were below the numerical minimums set forth in the MLA, we believe we should retain our exclusive license, as the failure to meet such minimums was not due to our failure to perform under the MLA. We are in discussions with Cenntro concerning the continued applicability of our exclusive license. If we lose this license, Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

We intend for the new AYRO Z to utilize assemblies and products that will reduce the Company’s dependency on Chinese imports and on-shore the supply chain to North America and European sources.

Master Procurement Agreement with Club Car

In March 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicles. The MPA grants Club Car the exclusive right to sell our four-wheeled vehicles in North America, provided that Club Car orders at least 500 vehicles per year.

Although Club Car did not meet the volume threshold for 2020 or 2021, we currently have no intention of selling our model year 2022 411x vehicles commercially other than through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which we may develop during the term of the MPA. For the three months ended March 31, 2022, revenues from Club Car constituted approximately 99% of our revenues. Any loss of Club Car as a customer, or significant reduction in purchases by Club Car, could have an adverse impact on our financial condition and operating results.

Manufacturing Services Agreement with Karma

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma, pursuant to which Karma agreed to provide certain manufacturing services for the production of our vehicles. The initial statement of work provides that Karma will perform assembly of a certain quantity of the AYRO 411 vehicles and provide testing, materials management and outbound logistics services. For such services in the initial statement of work, we agreed to pay $1.2 million to Karma, of which (i) $0.52 million was paid at closing and (ii) $0.64 million was due and payable five months following the satisfaction of certain production requirements. This second payment was accrued for as of December 31, 2021. As of March 31, 2022, $350,660 was included in prepaid expenses.

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

Supply Agreement with Gallery Carts

During 2020, we entered into a supply agreement with Gallery Carts (“Gallery”), a leading provider of food and beverage kiosks, carts, and mobile storefront solutions. Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage and merchandising operators to bring goods directly to consumers.

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

Recent Developments

On January 14, 2022, Curtis Smith, who served as our Chief Financial Officer, resigned from his role as an officer and employee of the Company. The Company and Mr. Smith entered into a General Release and Severance Agreement (the “Smith Severance Agreement”). Pursuant to the Smith Severance Agreement, Mr. Smith received a cash separation payment in the amount of $237,500. The Smith Severance Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Smith Severance Agreement, the treatment of any outstanding equity awards to Mr. Smith shall be determined in accordance with the terms of our 2017 Long Term Incentive Plan (the “2017 LTIP”) and the applicable award agreement.

On January 14, 2022, Brian Groh, who served as our Chief of Business Development, terminated his engagement with the Company. As such, the independent contractor agreement between the Company and 2196005 Ontario, Inc., an Ontario corporation owned and controlled by Mr. Groh, dated September 16, 2019 was terminated. The Company and Mr. Groh entered into a General Release Agreement (the “Groh Release Agreement”). Pursuant to the Groh Release Agreement, Mr. Groh received a cash separation payment in the amount of $237,500. The Groh Release Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Groh Release Agreement, the treatment of any outstanding equity awards to Mr. Groh shall be determined in accordance with the terms of the 2017 LTIP and the applicable award agreement.

On January 14, 2022, Richard Perley, who served as our Chief Marketing Officer, terminated his engagement with the Company. As such, the independent contractor agreement between the Company and PerlTek, a corporation owned and controlled by Mr. Perley, dated August 27, 2018, was terminated. In connection with the termination of such agreement, the Company and Mr. Perley entered into a General Release Agreement (the “Perley Release Agreement”). Pursuant to the Perley Release Agreement, Mr. Perley received a cash separation payment in the amount of $237,500. The Perley Release Agreement also provides for certain customary mutual covenants regarding confidentiality, indemnification and non-disparagement. Under the Perley Release Agreement, the treatment of any outstanding equity awards to Mr. Perley shall be determined in accordance with the terms of the 2017 LTIP and the applicable award agreement.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least through the third quarter of 2022. The pandemic adversely impacted our sales and the demand for our products in 2021 and the first quarter of 2022, and is expected to continue adversely impacting demand for our products at least through the third quarter of 2022.

Tariffs

Countervailing tariffs on certain goods from China continued to have an adverse impact on raw material costs throughout 2021 and the first quarter of 2022, and are expected to continue to do so through the third quarter of 2022.

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

The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. A port worker strike, work slow-down or other transportation disruption in the port of Long Beach, California could significantly disrupt our business. We are currently experiencing such disruption at both ports due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the three months ended March 31, 2022 and could continue to materially and adversely affect our business and financial results throughout the remainder of 2022. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

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

In December 2021 we began research and development on the new 411 fleet vehicle model refresh, the AYRO Z, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We intend for the new AYRO Z to utilize assemblies and products that will reduce the Company’s dependency on Chinese imports and on-shore the supply chain to North America and European sources.

Components of Results of Operations

Revenue

We derive revenue from the sale of our four-wheeled electric vehicles, and, to a lesser extent, shipping, parts and service fees. In the past we also derived rental revenue from vehicle revenue sharing agreements with our tourist destination fleet operators, or Destination Fleet Operators, and, to a lesser extent, shipping, parts and service fees. Provided that all other revenue recognition criteria have been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

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

Sales and Marketing Expense

Sales and marketing expense consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect sales and marketing expenses to increase in absolute dollars as we expand our sales force, expand our product lines, increase marketing resources and further develop sales channels.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended March 31,
	2022	2021	Change
Revenue	$1,026,846	$788,869	$237,977
Cost of goods sold	1,177,145	644,503	532,642
Gross profit (loss)	(150,299)	144,366	(294,665)
Operating expenses:
Research and development	872,631	1,927,561	(1,054,930)
Sales and marketing	844,816	558,404	286,412
General and administrative	2,697,704	3,301,309	(603,605)
Total operating expenses	4,415,151	5,787,274	(1,372,123)
Loss from operations	(4,565,450)	(5,642,908)	1,077,458
Other income and (expense):
Other income, net	8,891	9,926	(1,035)
Unrealized loss on marketable securities	(22,101)	-	(22,101)
Interest expense	-	(851)	851
Net loss	$(4,578,660)	$(5,633,833)	$1,055,173

Revenue

Revenue was $1.03 million for the three months ended March 31, 2022 as compared to $0.79 million for the same period in 2021, an increase of 30.2%, or $0.24 million. The increase in revenue was the result of an increase in the volume of sales of our vehicles and in the price per unit of the 411x, deriving from our MPA with Club Car, related powered-food box sales and other vehicle options.

Cost of goods sold and gross profit

Cost of goods sold increased by $0.53 million, or 82.6% for the three months ended March 31, 2022, as compared to the same period in 2021, corresponding with the increase in vehicle sales, an increase in time-of-order options for our vehicles and specialty products, and an increase in shipping costs from China.

Gross margin percentage was (14.6%) for the three months ended March 31, 2022, as compared to 18.3% for the three months ended March 31, 2021. The decrease in gross margin percentage was primarily due to an increase in shipping costs due to the global COVID-19 pandemic and global supply chain constraints, as well as out of scope costs from the Karma facility. Vehicle sales prices were increased in both January 2021 and October 2021 to partially offset these cost increases.

Research and development expense

Research and development (“R&D”) expense was $0.87 million for the three months ended March 31, 2022, as compared to $1.93 million for the same period in 2021, a decrease of $1.06 million, or 54.7%. The decrease was primarily due to a repositioning of expenses related to personnel costs for our engineering, design, and research teams from the initiated development of our next-generation three-wheeled vehicle to the AYRO Z. We had a decrease in R&D contracting for professional service and design costs of $0.72 million, a decrease in design and testing material of $0.27 million, and a decrease in salaries and related expenses of $0.05 million.

Sales and marketing expense

Sales and marketing expense was $0.84 million for the three months ended March 31, 2022, as compared to $0.56 million for the same period in 2021, an increase of $0.28 million, or 150%, as we expanded our sales and marketing staff and marketing-related initiatives surrounding our new AYRO Z. Salaries and related expenses increased by $0.39 million due to the addition of our sales and marketing resources. Contracting for professional marketing services decreased by $0.03 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $2.70 million for the three months ended March 31, 2022, compared to $3.30 million for the same period in 2021, a decrease of $0.60 million, or 18.3%, primarily due to a repositioning of engineering, design, and manufacturing partnerships. Salaries and related expenses decreased by $0.87 million, primarily due to a reduction in headcount. Fulfillment expense and rent expense increased by $0.16 million and $0.07 million, respectively. We also recorded a loss on investment of $0.03 million. Depreciation increased by $0.01 million.

Liquidity and Capital Resources

As of March 31, 2022, we had $43.49 million in cash, $19.98 million in marketable securities and working capital of $68.34 million. As of December 31, 2021, we had $69.16 million in cash and working capital of $72.31 million. The decrease in cash and working capital was primarily a result of our operating loss.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at March 31, 2022 will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above under “Strategic Review,” we suspended all material research and development activity and expenditures, including expenses associated with our planned next-generation three-wheeled vehicle, while we conduct a strategic review of our product development strategy. In December of 2021 we began research and development on the new 411 fleet vehicle model refresh, the AYRO Z.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2022	2021
Cash Flows:
Net cash used in operating activities	$(5,545,113)	$(3,450,067)
Net cash used in investing activities	$(20,120,637)	$(147,294)
Net cash provided by financing activities	$-	$58,551,425

Operating Activities

During the three months ended March 31, 2022, we used $5.55 million in cash in operating activities, an increase in use of $2.1 million when compared to the cash used in operating activities of $3.45 million during the same period in 2021. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, payments of accrued expenses, severance and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended March 31, 2022, we used cash of $20.12 million from investing activities as compared to $0.15 million of cash used in investing activities during 2021, an increase of $19.97 million. The net increase was primarily due to our investment of $20 million in marketable securities.

Financing Activities

During the three months ended March 31, 2022, we had no financing activities of note. During the three months ended March 31, 2021, we received net proceeds of an aggregate of $58.27 million from the issuance of common stock, net of fees and expenses, $0.18 million from the exercise of options to purchase additional shares of common stock, and $0.10 million from the exercise of warrants for cash.

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

Our critical accounting estimates have not changed materially from those previously reported in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below, as well as our continued implementation of disclosure controls and procedures. Management has evaluated our disclosure controls and procedures, has made improvements in our processes and is continually evaluating and improving our disclosure controls and procedures and expanding our financial operations and reporting infrastructure.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified a material weakness to segregation of duties. Specifically, due to limited resources and headcount, we did not have multiple people in the accounting function for a full segregation of duties.

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

Changes in Internal Controls over Financial Reporting

Except as described above under “Plan for Remediation of Material Weakness,” there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in our Form 10-K.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors as identified in our Form 10-K.

If we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers.

Cenntro, our largest supplier, owns the design of the AYRO 411x model and granted us an exclusive license to manufacture the AYRO 411 and 411x models for sale in North America, subject to certain minimum purchase requirements. In April 2022, we received a letter from Cenntro claiming that we had not met such minimum purchase requirements, and that Cenntro would therefore be terminating our exclusive license. We are in discussions with Cenntro concerning the continued applicability of our exclusive license. If we lose such license, Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

10.1†	General Release and Severance Agreement, by and between the Company and Curtis Smith, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.2†	General Release Agreement, by and between the Company and Brian Groh, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.3†	General Release Agreement, by and between the Company and Richard Perley, dated as of January 14, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith.

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: May 2, 2022	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2022	By:	/s/ David E. Hollingsworth
David E. Hollingsworth
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

