Form 10-Q
period 2022-09-30
AYRO, Inc.
filed 2022-11-03
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 03, 2022, the registrant had 37,020,518 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended September 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$39,428,850	$69,160,466
Marketable securities	15,790,595	-
Accounts receivable, net	456,372	969,429
Inventory	1,479,501	3,744,037
Prepaid expenses and other current assets	2,327,563	2,276,178
Total current assets	59,482,881	76,150,110

Property and equipment, net	1,663,385	835,160
Intangible assets, net	99,023	88,322
Operating lease – right-of-use asset	857,576	1,012,884
Deposits and other assets	22,491	41,288
Total assets	$62,125,356	$78,127,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,163,398	$647,050
Accrued expenses	1,622,149	2,990,513
Current portion lease obligation – operating lease	159,910	206,426
Total current liabilities	2,945,457	3,843,989
Lease obligation - operating lease, net of current portion	737,124	859,543
Total liabilities	3,682,581	4,703,532

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2022 and December 31, 2021, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of September 30, 2022 and December 31, 2021, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of September 30, 2022 and December 31, 2021, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 37,131,380 and 36,866,975 as of September 30, 2022 and December 31, 2021, respectively)	3,713	3,687
Additional paid-in capital	132,907,975	131,654,776
Accumulated deficit	(74,468,913)	(58,234,231)
Total stockholders’ equity	58,442,775	73,424,232
Total liabilities and stockholders’ equity	$62,125,356	$78,127,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$373,186	$559,370	$2,381,592	$1,870,306
Cost of goods sold	955,003	955,466	4,959,660	2,030,447
Gross loss	(581,817)	(396,096)	(2,578,068)	(160,141)

Operating expenses:
Research and development	1,837,510	4,165,732	3,749,714	9,135,410
Sales and marketing	384,748	646,713	1,566,790	1,873,955
General and administrative	3,000,156	6,805,788	8,446,785	14,168,782
Total operating expenses	5,222,414	11,618,233	13,763,289	25,178,147

Loss from operations	(5,804,231)	(12,014,329)	(16,341,357)	(25,338,288)

Other income (expense):
Other income, net	51,792	12,254	71,389	40,943
Interest expense	-	-	-	(2,312)
Realized gain on marketable securities	103,000	-	110,490	-
Unrealized loss on marketable securities	(32,135)	-	(75,204)	-
Other income (expense), net	122,657	12,254	106,675	38,631

Net loss	$(5,681,574)	$(12,002,075)	$(16,234,682)	$(25,299,657)

Net loss per share, basic and diluted	$(0.15)	$(0.33)	$(0.44)	$(0.73)

Basic and diluted weighted average Common Stock outstanding	37,094,631	36,312,478	36,995,497	34,615,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Nine Months Ended September 30, 2022
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2021	8	$-	1,234	$-	50	$-	36,866,956	$3,687	$131,654,776	$(58,234,231)	$73,424,232
Stock Based Compensation									288,110		288,110
Vesting of Restricted Stock							43,000	4	329,377		329,381
Net Loss										(4,578,660)	(4,578,660)
Balance, March 31, 2022	8	-	1,234	-	50	-	36,909,956	3,691	132,272,263	(62,812,891)	69,463,063
Stock Based Compensation									303,553		303,553
Vesting of Restricted Stock							110,562	11	(11)		-
Net Loss										(5,974,448)	(5,974,448)
Balance, June 30, 2022	8	-	1,234	-	50	-	37,020,518	3,702	132,575,805	(68,787,339)	63,792,168

Stock Based Compensation									332,181		332,181
Vesting of Restricted Stock							110,862	11	(11)		-
Net Loss										(5,681,574)	(5,681,574)
Balance, September 30, 2022	8	$-	1,234	$-	50	$-	37,131,380	$3,713	$132,907,975	$(74,468,913)	$58,442,775

	Three and Nine Months Ended September 30, 2021
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2020	8	$-	1,234	$-	50	$-	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616

Stock Based Compensation									1,699,423		1,699,423
Sale of common stock, net of fees							8,035,835	804	58,269,025		58,269,829
Exercise Warrants							13,642	1	99,999		100,000
Exercise Options							74,987	7	183,418		183,425
Net Loss										(5,633,833)	(5,633,833)
Balance, March 31, 2021	8	-	1,234	-	50	-	35,213,048	3,521	124,761,589	(30,788,650)	93,976,460
Issuance of common stock for services							15,000	2	42,298		42,300
Stock Based Compensation									1,638,071		1,638,071
Exercise Options							394,589	39	1,041,452		1,041,491
Restricted stock vesting							681,725	68	(68)		-
Net Loss										(7,663,749)	(7,663,749)
Balance, June 30, 2021	8	-	1,234	-	50	$-	36,304,362	3,630	127,483,342	(38,452,399)	89,034,573
Stock Based Compensation									1,012,121		1,012,121
Exercise of Options							85,428	9	282,074		282,083

Restricted stock vesting							42,999	4	(4)		-
Net loss										(12,002,075)	(12,002,075)
Balance, September 30, 2021	8	$-	1,234	$-	50	$-	36,432,789	$3,643	$128,777,533	$(50,454,474)	$78,326,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,234,682)	$(25,299,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442,890	384,157
Stock-based compensation	923,844	6,997,986
Amortization of right-of-use asset	155,308	149,376
Bad debt expense	2,136	92,176
Realized gain on marketable securities	(110,490)
Unrealized loss on marketable securities	75,204	-
Impairment of inventory and prepaid	2,351,947	-
Change in operating assets and liabilities:
Accounts receivable	510,922	(66,550)
Inventory	462,025	(1,568,687)
Prepaid expenses and other current assets	(1,430,565)	(841,465)
Deposits	18,798	(18,797)
Accounts payable	516,347	420,420
Accrued expenses	(473,953)	1,168,858
Contract liability	-	(24,000)
Lease obligations - operating leases	(168,935)	(117,474)
Net cash used in operating activities	(12,959,204)	(18,723,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(970,557)	(512,298)
Purchase of marketable securities, net	(15,755,309)	-
Purchase of intangible assets	(46,546)	(57,227)
Net cash used in investing activities	(16,772,412)	(569,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(21,609)
Proceeds from exercise of warrants, net of fees	-	100,000
Proceeds from exercise of stock options	-	1,506,999
Proceeds from issuance of Common Stock, net of fees and expenses	-	58,269,829
Net cash provided by financing activities	-	59,855,219

Net change in cash	(29,731,616)	40,562,037

Cash, beginning of year	69,160,466	36,537,097

Cash, end of quarter	$39,428,850	$77,099,134

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$-	$1,971
Restricted Stock issued, previously accrued	$329,381	$-
Accrued Fixed Assets	$193,053
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$-	$120,440

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

For the past several years, the Company’s primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, the Company has decided to cease production of the AYRO 411x from Cenntro in September 2022 in order to focus its resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish.

In December 2021, the Company began design and development on the Vanish, including updates on its supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program.

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

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $16,234,682 for the nine months ended September 30, 2022, and negative cash flows from operations of $12,959,204 for the nine months ended September 30, 2022. At September 30, 2022, the Company had cash balances totaling $39,428,850 and marketable securities of $15,790,595. In addition, as a result of the net losses incurred working capital has decreased by $15,768,697 during the nine months ended September 30, 2022. Management believes that the existing cash at September 30, 2022 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

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

The Company has historically relied on foreign suppliers, including Cenntro which has been its largest supplier, for a number of raw materials, instruments and technologies that the Company purchases. The Company intends to reduce its reliance on foreign suppliers by sourcing components for the Vanish from vendors in the United States and in Europe, but its vendors may be reliant on foreign suppliers. The Company’s success is dependent on the ability for it and its suppliers to import or transport such products from vendors in a timely and cost-effective manner. The Company relies heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs, and the Company cannot predict when these disruptions will end.

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

On October 3, 2022, AYRO, Inc. (the “Company”) received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 3, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AYRO Operating and DropCar Operating Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022 as amended May 2, 2022.

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

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $15,790,595 in marketable securities as of September 30, 2022.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $79,767 and $98,464 for the three months ended September 30, 2022 and 2021 and $335,812 and $208,139 for the nine months ended September 30, 2022 and 2021 respectively, included in SG&A.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	785,422	1,362,765	785,422	1,362,765
Restricted stock unvested	770,824	493,000	770,824	493,000
Restricted stock vested – unissued	-	434,166	-	434,166
Warrants outstanding	6,106,023	6,108,823	6,106,023	6,108,823
Preferred stock outstanding	2,475	2,475	2,475	2,475
Total	7,664,744	8,401,229	7,664,744	8,401,229

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue type
Product revenue	$332,792	$494,011	$2,170,943	$1,710,579
Shipping revenue	35,507	65,359	165,762	123,040
Miscellaneous income	4,887	-	44,887	-
Service income	-		-	36,687
Total Revenue	$373,186	$559,370	$2,381,592	$1,870,306

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of September 30, 2022 and December 31, 2021, warranty reserves were recorded within accrued expenses of $410,017 and $240,517, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	September 30,	December 31,
	2022	2021
Trade receivables	$456,372	$1,142,567
Less: Allowance for doubtful accounts	-	(173,138)
	$456,372	$969,429

The Company reduced allowance for doubtful accounts by $173,138 for the nine months ended September 30, 2022, due to collecting on past due accounts, and recorded $2,136 of bad debt expense of direct write off for the nine months ended September 30, 2022.

NOTE 6. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$537,166	$3,481,614
Work-in-progress	-	51,441
Finished goods	942,335	210,982
Total	$1,479,501	$3,744,037

For the three months ended September 30, 2022 and 2021, depreciation recorded for fleet inventory was $23,886 and $23,886, and for the nine months ended September 30, 2022 and 2021, was $71,661 and $71,658 respectively. The Company determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion line (“NCM”). 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units discovered a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289. The Club Car Discount during the three and nine months ended September 30, 2022 required a $413,561 net realizable value adjustment, necessitating the value of inventory to be written down.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2022	2021
Prepaid final assembly services	$167,331	$439,660
Prepayments for inventory	1,101,693	1,622,617
Prepayments for insurance	207,599	-
Prepayments on advances on design	608,159	-
Prepayments on software	133,099	-
Prepaid other	109,682	213,901
Total Prepaid Expenses and Other Current Assets	$2,327,563	$2,276,178

During the nine months ended September 30, 2022 the Company impaired prepaid balances of $1,377,709 from Cenntro when purchase orders were on hold due to quality issues and refunds were not collectable.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Computer and equipment	$1,344,204	$853,695
Furniture and fixtures	316,665	173,155
Lease improvements	662,013	282,271
Prototypes	450,225	300,376
Computer software	455,875	455,875
Property and equipment, gross	3,228,982	2,065,372
Less: Accumulated depreciation	(1,565,597)	(1,230,212)
Property and equipment, net	$1,663,385	$835,160

Depreciation expense for the three months ended September 30, 2022 and 2021 was $151,980 and $74,655, and for the nine months ended September 30, 2022 and 2021 was $335,385 and $220,535, respectively.

NOTE 9. MARKETABLE SECURITIES

Marketable securities consisted of the following:

September 30, 2022
		Realized	Unrealized	Transferred
	Cost Basis	Gains	Loss	to Cash	Total
Bonds	$12,235,258	$110,490	$(75,204)	$(4,244,691)	$8,025,853
US Treasury securities	7,764,742	-	-	-	7,764,742
	$20,000,000	$110,490	$(75,204)	$(4,244,691)	$15,790,595

NOTE 10. STOCKHOLDERS’ EQUITY

Restricted Stock

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. 43,000 shares of common stock remained unissued as of December 31, 2021; these shares were issued during the nine months ended September 30, 2022.

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 442,249 shares of restricted stock to non-executive directors at a value of $1.29 per share. During the nine months ended September 30, 2022, 221,424 shares were issued and vested.

Preferred Stock

Series H Convertible Preferred Stock

As of September 30, 2022, in the event of liquidation, the holders of preferred stock were entitled to receive payments as follows:

Number of Series H Preferred Stock outstanding as of September 30, 2022	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of September 30, 2022	$0.59
Liquidation Value	$4

Series H-3 Convertible Preferred Stock

As of September 30, 2022, in the event of liquidation, the holders of preferred stock were entitled to receive payments as follows:

Number of Series H-3 Preferred Stock outstanding as of September 30, 2022	1,234
Multiplied by the stated value	$138.00
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of September 30, 2022	$0.59
Liquidation Value	$607

Series H-6 Convertible Preferred Stock

As of September 30, 2022, in the event of liquidation, the holders of preferred stock were entitled to receive payments as follows:

Number of Series H-6 Preferred Stock outstanding as of September 30, 2022	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of September 30, 2022	$0.59
Liquidation Value	$850

Warrants

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	6,108,823	$7.37	2.31
Granted	-	-
Exercised	-	-
Expired	(2,800)	165.60
Outstanding at September 30, 2022	6,106,023	$7.30	1.57

NOTE 11. STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

The Company’s equity incentive plan created in 2014 (the “2014 Plan”) was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Plan, 141,326 shares of common stock were reserved for issuance. As of September 30, 2022, there were no shares available for grant under the 2014 Plan.

AYRO 2017 Long Term Incentive Plan

The Company has reserved a total of 477,983 shares of its common stock pursuant to the AYRO, Inc. 2017 Long-Term Incentive Plan. The Company had 128,606 shares of common stock outstanding under the plan at September 30, 2022. At September 30, 2022, no shares remained available for grant under future awards under the 2017 Long-Term Incentive Plan. In conjunction with the 2020 incentive plan, the remaining unissued amounts were cancelled.

AYRO 2020 Long Term Incentive Plan

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan (the “Plan”), including shares of restricted stock that have been issued. The Company had awards concerning an aggregate of 1,366,183 shares of common stock outstanding under the Plan at September 30, 2022, including stock options and restricted stock. At September 30, 2022, 1,151,399 shares remained available for grant under future awards under the Plan.

Stock-based compensation, including restricted stock awards, stock options and warrants is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$5,269	$18,786	$15,069	$62,980
Sales and marketing	6,001	60,771	19,816	184,853
General and administrative	320,911	3,580,935	888,959	6,750,153
Total	$332,181	$3,660,492	$923,844	$6,997,986

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2021	1,338,675	$5.14	8.26
Granted	173,500	0.97
Forfeitures	(726,753)	3.14
Outstanding at September 30, 2022	785,422	$6.10	7.97

Of the outstanding options, 608,726 were vested and exercisable as of September 30, 2022. At September 30, 2022 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $18,821 and $669,999 of stock option expense for the three months ended September 30, 2022 and 2021, and $44,899 and $1,170,958 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2022 was $191,176 and will be recognized on a straight-line basis through the end of the vesting periods through December 2023. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The Company uses the following inputs when valuing stock-based awards.

For the nine months ended September 30, 2022
Company Common Stock as of Grant Date May 6, 2022	0.97
Time to Maturity	6
Dividend	-
Annual risk-free interest rate	2.04%
Annualized volatility	130.23%
Black-Scholes Value	0.87

Restricted Stock

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2021	450,000	$2.48
Granted	542,248	1.06
Vested	(221,424)	1.29
Outstanding at September 30, 2022	770,824	$1.89

On February 1, 2022, pursuant to the Plan, the Company issued 442,248 shares of restricted stock to non-executive directors at a value of $1.29 per share. On August 23, 2022, pursuant to the employment agreement with David E. Hollingsworth, the Company issued 100,000 shares of restricted stock at a value of $0.03 per share. Vesting will occur as predetermined value-based targets are met. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. The Company recognized compensation expense related to all restricted stock during the three months ended September 30, 2022 and 2021 of $313,360 and $2,990,493 and for the nine months ended September 30, 2022 and 2021 of $878,945 and $5,827,028, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of September 30, 2022 was $631,307.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

In March 2019, the Company entered into a five-year Master Procurement Agreement, or the MPA, with Club Car, LLC (“Club Car”) for the sale of AYRO’s four-wheeled vehicle. The MPA grants Club Car the exclusive right to sell AYRO’s four-wheeled vehicle in North America, provided that Club Car orders at least 500 vehicles per year. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice, so long as those minimums are met. One customer accounted for approximately 100% of the Company’s revenues for the three months ended September 30, 2022 and for 99% for the three months ended September 30, 2021. Two customers accounted for approximately 96% and 4%, respectively, of the Company’s revenues for the nine months ended September 30, 2022 and for 71% and 28%, respectively, of the Company’s revenues for the nine months ended September 30, 2021.

In connection with the forthcoming introduction of the Vanish, the Company is reevaluating its channel strategy with an eye towards distributing their next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs and creates value. Accordingly, the Company is evaluating their relationship with Club Car and may seek to replace Club Car with new business partners and channel partners for selling their products beginning with the Vanish. Any loss of Club Car as a customer, or significant reduction in purchases by Club Car, could have an adverse impact on the Company’s financial condition and operating results.

Accounts Receivable

As of September 30, 2022 one customer accounted for approximately 100% of the Company’s net accounts receivable. As of December 31, 2021 two customers accounted for more than 10% of the Company’s net accounts receivable. One customer accounted for approximately 87% of the Company’s gross account receivable and a second customer accounted for approximately 10% of the Company’s net accounts receivable.

Purchasing

The Company places orders with various suppliers. During the nine months ended September 30, 2022 and 2021, three suppliers provided more than 10% of the Company’s raw materials purchases. During the nine months ended September 30, 2022, one supplier accounted for approximately 57%, and two other suppliers accounted for 12% of the Company’s raw materials purchases. During the nine months ended September 30, 2021 one supplier accounted for approximately 51%, and another supplier accounted for 11% of the Company’s raw materials purchases. The Company’s purchases of raw materials from three suppliers were approximately 49%, 17%, and 13% respectively, of its total purchases of raw materials for the three months ended September 30, 2022, and approximately 56% and 16%, respectively, of such purchases for the three months ended September 30, 2021. Any disruption in the operation of any of these suppliers could adversely affect the Company’s operations.

Manufacturing

Cenntro owns the design of the AYRO 411x model and has granted the Company an exclusive license to manufacture the AYRO 411x model for sale in North America. Under the Manufacturing License Agreement, dated April 27, 2017, between Cenntro and the Company (the “MLA”), the Company is required to purchase a minimum volume of product units from Cenntro, among other obligations, to maintain the license.

On May 31, 2022, the Company received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although the Company does not believe Cenntro’s termination of the MLA is valid, the Company has determined to cease production of the AYRO 411x and focus its resources on the development and launch of the Vanish. The Company has canceled all purchase orders and future builds with Cenntro and currently intends to only order replacement parts for vehicles from Cenntro in the future. The Company is in discussions with Cenntro concerning the potential repurchase by Cenntro of unsaleable inventory due to quality concerns. AYRO expects to lose its exclusive license under the MLA, in which case Cenntro could sell similar products through other companies or directly to the Company’s customers, which could have a material adverse effect on its results of operations and financial condition.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreements

On September 25, 2020, AYRO entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma Automotive, LLC (“Karma”). The Karma Agreement expired in September 2022. Pursuant to the agreement Karma agreed to provide certain manufacturing services, starting in 2021, under an attached statement of work including final assembly, raw material storage and logistical support of our vehicles in return for compensation of $1,160,800.

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract, which amount was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. For the year ended December 31, 2021, the Company recorded expense of $641,140 related to the Karma Agreement for the assembly of the AYRO 411 and 411x vehicles (the “AYRO 411 Fleet”), of which $468,480 was recorded to reduce the total remaining prepaid expense to match the expected number of 411x vehicles to be built in 2022. This amount was recorded against cost of goods for direct labor as part of the first production level builds, and $73,333 was recorded for pre-production costs. $167,331 prepaid balance remained as of September 30, 2022. During the three and nine months ended September 30, 2022, $110,349 and $272,329 was expensed, respectively. During the three and nine months ended September 30, 2021, $60,520 and $90,780 was expensed respectively.

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

As of December 31, 2021 the net balance between prepaid expenses and accrued expenses with Cenntro was a prepaid balance of $602,016. As of September 30, 2022 the balance was zero. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. Additionally, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289.

The Company has canceled all purchase orders and future builds with Cenntro and currently intends to only order replacement parts from Cenntro in the future.

Other

As of January 1, 2019, DropCar had accrued approximately $232,000 for the settlement of multiple employment disputes. As of September 30, 2022 and December 31, 2021, approximately $3,500 remained accrued as accounts payable and accrued expenses for the settlement of the final remaining employment dispute.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of September 30, 2022 and December 31, 2021, the balance due remains $45,000, recorded as a component of accounts payable on the accompanying consolidated balance sheet. In addition, this amount was included in the $186,000 of prefunded liabilities assumed by AYRO in the Merger.

DropCar was audited by the New York State Department of Taxation and Finance (“DOTF”) for its sales tax paid over the period of 2017 – 2020. The DOTF believed DropCar owed additional sales tax plus interest. Management investigated the details. As of December 31, 2021 the Company had accrued the balance and as of June 30, 2022 paid the balance of $476,280 for such additional sales tax and interest.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy, the development and launch of the Vanish and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	if our Master Procurement Agreement with Club Car is terminated, we will need to identify new strategic channel partners to support the sales of our vehicles;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock;

●	if we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the COVID-19 outbreak;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues is derived from a single customer;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at ours or our prime supplier’s facilities, or a catastrophic loss of ours or our prime supplier’s manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values and within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests, and our long-term capital requirements are subject to numerous risks;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases.

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to other intellectual property in the future, and if we fail to obtain licenses we need or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

For the past several years, our primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, we ceased production of the AYRO 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish.

In December 2021, we began design and development on the Vanish, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We expect to unveil the first Vanish prototype in the fourth quarter of 2022.

Nasdaq Minimum Bid Price Requirement

On October 3, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 3, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting. We have not regained compliance as of the date of this report.

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

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the MLA is valid, we have determined to cease production of the AYRO 411x and focus our resources on the development and launch of the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. We are in discussions with Cenntro concerning the potential repurchase by Cenntro of unsaleable inventory. We expect to lose our exclusive license under the MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

We intend for the new Vanish to utilize assemblies and products that will largely eliminate our dependency on Chinese imports and optimize the supply chain to rely primarily upon North American and European sources. Final assembly of the Vanish is expected to occur in our Round Rock, Texas facilities, which we are currently building out in anticipation of Vanish production.

Master Procurement Agreement with Club Car

In March 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicles. The MPA grants Club Car the exclusive right to sell our four-wheeled vehicles in North America, provided that Club Car orders at least 500 vehicles per year.

Although Club Car did not meet the volume threshold for 2020 or 2021, we have not sold our model year 2022 411x vehicles commercially other than through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice, so long as those minimums are met. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA. For the three and nine months ended September 30, 2022, revenues from Club Car constituted approximately 100% of our revenues.

In connection with the forthcoming introduction of the Vanish, we are reevaluating our channel strategy with an eye towards distributing our next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs and creates value. Accordingly, we are evaluating our relationship with Club Car and may seek to replace Club Car with new business partners and channel partners for selling our products beginning with the Vanish. Any loss of Club Car as a customer, or significant reduction in purchases by Club Car, could have an adverse impact on our financial condition and operating results.

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

On February 24, 2021, the Karma Agreement was amended to allow Karma to assemble a certain number of units of the AYRO 411x vehicle. The Karma Agreement expired in September 2022.

In late September 2022, we retired the 411x assembly line in connection with our transition to production of the Vanish.

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

Gallery, a premier distributor of AYRO vehicles, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets, for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives. We are evaluating our relationship with Club Car and may seek to replace Club Car with new business partners for selling our products beginning with the Vanish.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities, and we expect these restrictions to continue at least through the fourth quarter of 2022. The pandemic adversely impacted our sales and the demand for our products in 2021 and the first half of 2022.

Tariffs

Countervailing tariffs on certain goods from China continued to have an adverse impact on raw material costs throughout 2021 and the first three quarters of 2022 and are expected to continue to do so through the fourth quarter of 2022.

Shipping Costs and Delays

A majority of our raw materials have historically been shipped via container from overseas vendors in China, such as Cenntro, which has been our largest supplier. Although we intend to reduce our reliance on foreign suppliers by sourcing components for the Vanish from vendors in the United States, our vendors may be reliant on foreign suppliers. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing a shortage of shipping capacity, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products has been, and may continue to be, disrupted or delayed.

The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. A port worker strike, work slow-down or other transportation disruption in domestic ports could significantly disrupt our business or that of our vendors. We are currently experiencing such disruption due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the three and nine months ended September 30, 2022 and could continue to materially and adversely affect our business and financial results throughout the remainder of 2022. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments to us and our vendors, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from ocean carriers due to various factors, including limited availability of shipping capacity. For example, the cost of shipping our products by ocean freight has recently increased to at least three times historical levels and has had a corresponding impact upon our profitability. Additionally, if further increases in fuel prices occur, our transportation costs would likely further increase. Shipping pricing and logistical challenges have had an unfavorable impact on our margins and our ability to assemble vehicles during 2021 and the first three quarters of 2022. We expect these impacts to continue through the fourth quarter of 2022.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During the year 2021 and the first three quarters of 2022 we at times experienced supply chain shortages of both lithium-ion battery cells and other critical components used to produce our vehicles, which has slowed our planned production of vehicles. We expect these shortages of lithium-ion battery cells and the varying supply limitations of other critical components to continued impacting our business through the fourth quarter of 2022. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we use or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

In December 2021, we began design and development on the new 411 fleet vehicle model year 2023 refresh the Vanish, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We intend for the new Vanish to utilize assemblies and products that will largely eliminate our dependency on Chinese imports and optimize the supply chain to North American and European sources. We expect to unveil the first Vanish prototype in the fourth quarter of 2022.

Inventory Obsolescence

At June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion line (“NCM”). 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off for $1,317,289 to cost of goods sold. As of December 31, 2021 the balance of prepaid expenses and accrued expenses with Cenntro was $602,016. As of September 30, 2022, there was no longer a balance. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During the three and nine months ended September 30, 2022 a $413,561 net realizable value adjustment was recorded in September 2022 due to the Club Car Discount During the three and nine months ended September 30, 2022 $413,561 and $2,351,947 was expensed for impairment of inventory.

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

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers. In September 2022, Club Car required a discount of $2,000 per vehicle, to be applied to all past and future 2022 sales (the “Club Car Discount”). Revenue was reduced by $0.13 million as a result of the Club Car Discount for the three and nine-months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars as product revenue increases. At June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of NCM components received from Cenntro. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During the three and nine months ended September 30, 2022, The Club Car Discount required a $413,561 net realizable value adjustment, necessitating a write down of the value of inventory. During the three and nine months ended September 30, 2022 $413,561 and $2,351,947 was expensed for impairment of inventory.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended September 30,
	2022	2021	Change
Revenue	$373,186	$559,370	$(186,184)
Cost of goods sold	955,003	955,466	(463)
Gross loss	(581,817)	(396,096)	(185,721)
Operating expenses:
Research and development	1,837,510	4,165,732	(2,328,222)
Sales and marketing	384,748	646,713	(261,965)
General and administrative	3,000,156	6,805,788	(3,805,632)
Total operating expenses	5,222,414	11,618,233	(6,395,819)
Loss from operations	(5,804,231)	(12,014,329)	6,210,098
Other income and (expense):
Other income, net	51,792	12,254	39,538
Realized gain on marketable securities	103,000	-	103,000
Unrealized loss on marketable securities	(32,135)	-	(32,135)
Net loss	$(5,681,574)	$(12,002,075)	$6,470,501

Revenue

Revenue was $0.37 million for the three months ended September 30, 2022 as compared to $0.56 million for the same period in 2021, a decrease of 33%, or $0.19 million. The decrease in revenue was primarily due to the Club Car Discount, of a $2,000 discount per vehicle sold on all 2022 sales, which reduced revenue by $0.13 million.

Cost of goods sold and gross loss

Cost of goods sold remained unchanged for the three months ended September 30, 2022, as compared to the same period in 2021. A $0.41 million net realizable value adjustment was recorded in September 2022 due to the Club Car Discount.

Gross margin percentage was (155.9%) for the three months ended September 30, 2022, as compared to (70.8%) for the three months ended September 30, 2021. The decrease in gross margin percentage was due to credit memos issued in connection with the Club Car Discount, and the corresponding net realizable value adjustment.

Research and development expense

Research and development (“R&D”) expense was $1.69 million for the three months ended September 30, 2022, as compared to $4.17 million for the same period in 2021, a decrease of $2.48 million, or 59.5%. The decrease was primarily due to a repositioning of expenses related to personnel costs for our engineering, design, and research teams from the initiated development of our planned next-generation three-wheeled vehicle to the Vanish. We had a decrease in R&D contracting for professional service and design costs of $2.21 million, and a decrease in salaries and related expenses of $0.24 million.

Sales and marketing expense

Sales and marketing expense was $0.38 million for the three months ended September 30, 2022, as compared to $0.65 million for the same period in 2021, a decrease of $0.26 million, or 40.5%, as we reduced the cost of marketing-related initiatives surrounding the Vanish. Salaries and related expenses decreased by $0.14 million due to the restructuring of our sales and marketing resources. Expenses related to consultants for professional marketing services remained unchanged.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $3 million for the three months ended September 30, 2022, compared to $6.81 million for the same period in 2021, a decrease of $3.81 million, or 55.9%, primarily due to a $3.26 million decrease in stock based compensation expense. Salaries and related expenses excluding stock based compensation increased by $0.12 million, primarily due to expanding headcount. Fulfillment expense increased by $0.05 million. Depreciation increased by $0.08 million.

Other income and expenses

The Company recorded a realized gain of $0.1 million and $0.03 million of unrealized loss.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table sets forth our results of operations for each of the periods set forth below:

	For the Nine Months Ended September 30,
	2022	2021	Change
Revenue	$2,381,592	$1,870,306	$511,286
Cost of goods sold	4,959,660	2,030,447	2,929,213
Gross loss	(2,578,068)	(160,141)	(2,417,927)
Operating expenses:
Research and development	3,749,714	9,135,410	(5,385,696)
Sales and marketing	1,566,790	1,873,955	(307,165)
General and administrative	8,446,785	14,168,782	(5,721,997)
Total operating expenses	13,763,289	25,178,147	(11,414,858)
Loss from operations	(16,341,357)	(25,338,288)	8,996,931
Other income and (expense):
Other income, net	71,389	40,943	30,446
Interest expense	-	(2,312)	2,312
Realized gain on marketable securities	110,490	-	110,490
Unrealized loss on marketable securities	(75,204)	-	(75,204)
Net loss	$(16,234,682)	$(25,299,657)	$9,064,975

Revenue

Revenue was $2.38 million for the nine months ended September 30, 2022 as compared to $1.87 million for the same period in 2021, an increase of 27.3%, or $0.51 million. The increase in revenue was the result of an increase in the volume of sales of our vehicles and related powered-food box sales and other vehicle options, partially offset by the Club Car Discount of a $2,000 discount per vehicle sold to all 2022 sales, which reduced revenue by $0.13 million.

Cost of goods sold and gross profit

Cost of goods sold increased by $2.93 million, or 144.3% for the nine months ended September 30, 2022, as compared to the same period in 2021, corresponding with the $1.32 million write-off of NCM inventory, due to a 100% failure rate, and a $0.62 million write down of Cenntro prepaid and accrued balances, as well as an increase in vehicle sales and an increase in time-of-order options for our vehicles and specialty products. The Company recorded a $0.41 million net realizable value adjustment due to the Club Car Discount.

Gross margin percentage was (108.3%) for the nine months ended September 30, 2022, as compared to (8.6%) for the nine months ended September 30, 2021. The decrease in gross margin percentage was primarily due to the write-off of NCM inventory, the write down of Cenntro balances, and the issuance of credit memos in connection with the Club Car Discount, and the corresponding net realizable value adjustment.

Research and development expense

Research and development (“R&D”) expense was $3.6 million for the nine months ended September 30, 2022, as compared to $9.14 million for the same period in 2021, a decrease of $5.54 million, or 60.6%. The decrease was primarily due to a repositioning of expenses related to personnel costs for our engineering, design, and research teams from the initiated development of our planned next-generation three-wheeled vehicle to the Vanish. We had a decrease in R&D contracting for professional service and design costs of $4.79 million, and a decrease in salaries and related expenses of $0.4 million.

Sales and marketing expense

Sales and marketing expense was $1.57 million for the nine months ended September 30, 2022, as compared to $1.87 million for the same period in 2021, a decrease of $0.31 million, or 16.4%, as we reduced the cost of marketing-related initiatives surrounding the Vanish. Salaries and related expenses increased by $0.04 million due to the restructuring of our sales and marketing resources. Stock based compensation decreased by $0.16 million. Expenses related to consultants for professional marketing services decreased by $0.10 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $8.45 million for the nine months ended September 30, 2022, compared to $14.17 million for the same period in 2021, a decrease of $5.72 million, or 40.4%, primarily due to a $5.9 million decrease in stock based compensation expense. Salaries and related expenses excluding stock based compensation increased by $0.6 million, primarily due to expanding headcount. Fulfillment expense and rent expense increased by $0.23 million and $0.08 million, respectively. Depreciation increased by $0.11 million.

Other income and expenses

The Company recorded a realized gain of $0.1 million and $0.08 of unrealized loss.

Liquidity and Capital Resources

As of September 30, 2022, we had $39.43 million in cash, $15.79 million in marketable securities and working capital of $56.74 million. As of December 31, 2021, we had $69.16 million in cash and working capital of $72.31 million. The decrease in cash and working capital were primarily a result of our inventory write down and our operating loss, respectively.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at September 30, 2022 will be sufficient to fund operations for at least the next twelve months following the date of this report.

In connection with the strategic review, we canceled development of our planned next-generation three-wheeled vehicle. In December 2021, we began design and development on the new 411 fleet vehicle model year 2023 refresh, the Vanish.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows:
Net cash used in operating activities	$(12,959,204)	$(18,723,657)
Net cash used in investing activities	$(16,772,412)	$(569,527)
Net cash provided by financing activities	$-	$59,855,219

Operating Activities

During the nine months ended September 30, 2022, we used $12.96 million in cash in operating activities, a decrease of $5.76 million when compared to the cash used in operating activities of $18.72 million during the same period in 2021. The decrease in cash used in operating activities was primarily a result of reduced consultant spend, collections on accounts receivable, and reduced cash used for purchasing inventory.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2022, we used cash of $16.77 million in investing activities as compared to $0.57 million of cash used in investing activities during 2021, an increase of $16.2 million. The net increase was primarily due to our net investment in marketable securities.

Financing Activities

During the nine months ended September 30, 2022, we had no financing activities of note. During the nine months ended September 30, 2021, we received net proceeds of an aggregate of $59.57 million from the issuance of common stock, net of fees and expenses, $0.10 million from the exercise of warrants for cash. In addition, during June 2021, we issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

As previously reported, on October 3, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

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

Since the expiration of the Karma Agreement in September 2022, we have assembled all vehicles at our own facilities, and we intend to continue doing so in the future. We may be unable to replace this lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines.

Prior to the expiration of the Karma Agreement in September 2022, we depended on Karma for a significant portion of our vehicle assembly operations. Since the expiration of the Karma Agreement, we have assembled all vehicles at our own facilities, and intend to continue doing so in the future. We may be unable to replace this lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

10.1†	Employment Agreement, by and between the Company and David E. Hollingsworth, effective as of August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2022)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: November 03, 2022	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 03, 2022	By:	/s/ David E. Hollingsworth
David E. Hollingsworth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

