Form 10-K
period 2022-12-31
AYRO, Inc.
filed 2023-03-23
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ *

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ *

*The registrant has included these items on the cover page but, in accordance with Release No. 33-11126, is not completing the relevant check boxes as it is not yet required to have a policy under an applicable exchange listing standard.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $30,220,995, based on a closing price of $0.84 on June 30, 2022.

As of March 22, 2023 the registrant had 37,352,203 shares of common stock outstanding.

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock;

●	if our Master Procurement Agreement with Club Car is terminated, we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	If we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	our business, results of operations and financial condition may be adversely impacted by public health epidemics, including the COVID-19 outbreak;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	a significant portion of our revenues is derived from a single customer and the anticipated loss of this customer could cause our sales to decrease significantly;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests

●	our long-term capital requirements are subject to numerous risks

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

For a more detailed discussion of these and other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part I, Item 1A of this Annual Report on Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc. (“DropCar”), ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company,” “AYRO” and “Company” refer to AYRO, Inc. and its subsidiaries.

Overview

We design and manufacture compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers, including universities, business and medical campuses, last mile delivery services and food service providers. We are currently updating our model year 2023 vehicle lineup in support of the aforementioned markets.

Strategic Review

Following the hiring of our current Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with our strategic review, we have cancelled all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high speed vehicle.

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

AYRO 411x

The AYRO 411x is an electric, four-wheel, compact, light-duty utility trucks sold exclusively through our contracted partner, Club Car, as part of a global multi-year sustainability solution development, sales and marketing agreement.

AYRO Vanish

In December 2021, we began design and development of the Vanish, including updates to our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy and our annual model year refresh program. We unveiled the first Vanish prototype in the fourth quarter of 2022. Pre-production was completed in December 2022 and we expect to begin accepting pre-orders in the second quarter of 2023.

There will be three members of the AYRO Vanish fleet of vehicles (the “AYRO Vanish Fleet”):

●	The Vanish Cargo Van Box, a fully enclosed cargo box, which may be internally tailored for use;
●	The Vanish Flatbed truck, which provides users with considerable versatility; and
●	The Vanish Pickup truck, generally utilized for open air hauling.

Each member of the AYRO Vanish Fleet will be classified as a street legal low speed vehicle (“LSV”) or non-LSV variant, defined as a four wheeled motor vehicle, other than an all-terrain vehicle, that is capable of reaching speeds of at least 20 miles per hour (“mph”) but not greater than 25 mph. The AYRO Vanish Fleet is expected to have a maximum payload capacity of 1,500 pounds. The AYRO Vanish is 13 feet long and can use either a conventional 120V or 240V wall outlet or can be configured for a J1772 charger. The “non-LSV” variant has a higher payload capacity of 1,800 pounds.

●	All three platforms will share identical components on common chassis architectures
●	Spare and maintenance parts will identical for all three platforms
●	Communication, application, and web-enabled software
●	Allows for conversion into an autonomous platform
●	Cost savings from reduced fleet size, reduced insurance overhang, common logistics, and application-enabled operational efficiencies.

The AYRO Vanish Fleet will have an expected range of over 50 miles and an expected maximum speed of 25 mph. in line with the United States Department of Transportation regulations for LSVs and with most state statutes, which typically limit the speed of LSVs to 25 mph or 35 mph posted roads.

The Company estimates that the AYRO Vanish Fleet’s operating costs will be approximately 50% lower per year compared to similarly sized gas-powered trucks and vans. The vehicles are primarily sourced from North America and Europe, with vehicle final assembly and integration occurring in our Round Rock, Texas facility, thus ameliorating concerns regarding rising costs of trans-Pacific shipping, shipping times, import duties and quality.

Additional Models, Vehicles, Payloads and Infrastructure

We continue to invest in expanding our existing all-electric vehicle technologies, reconfigurable cargo subsystems, onboard and web-based fleet support applications, driver support systems and applications, as well as architectural innovations that maximize subsystem commonality across the AYRO vehicle fleet. Our product line roadmap contemplates growing our fleet of purpose-engineered vehicles and services with every passing model year, with a focus on the low-speed vehicle segment, last mile delivery of a plurality of payloads, and potential line extension into efficient, safe micro-mobility platforms.

We are also currently in discussions with a key supply partner on positioning the model year 2023 Vanish for sale on the General Services Administration schedule (“GSA Schedule”). The GSA Schedule is a long-term government-wide contract with commercial companies that provides access to millions of commercial products and services at pre-negotiated prices. This would represent an increase of the total addressable market for the Company and further represent a demand hedge to the cyclicality of markets currently addressed.

Manufacturing and Supply Chain

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro in a supply chain agreement to provide sub-assembly manufacturing services. Cenntro owns the design of the AYRO Club Car 411 and 411x (“AYRO 411 Fleet”) vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

Under our Manufacturing License Agreement with Cenntro (the “Cenntro MLA”), in order for us to maintain our exclusive territorial rights pursuant to the Cenntro MLA, we must meet certain minimum purchase requirements.

We imported semi-knocked-down vehicle kits from Cenntro for the AYRO 411x models comprising our model year 2022 lineup. The vehicle kits were received through shipping containers at the assembly facility of Karma Automotive LLC (“Karma”), our previous manufacturing partner in southern California, as well as at our customization, service and integration facility in Round Rock, Texas. The vehicles were then assembled with tailored customization requirements per order.

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have determined to cease production of the AYRO 411x and focus our resources on the development and launch of the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of December 31, 2022 was $244,902. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

We intend for the new Vanish to utilize assemblies and products that will largely eliminate our dependency on Chinese imports and optimize the supply chain to rely primarily upon North American and European sources. Final assembly of the Vanish will occur in our Round Rock, Texas facilities.

Manufacturing Agreement with Linamar

On July 28, 2022, we partnered with Linamar Corporation (“Linamar”), a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, we may terminate upon written notice within three days of completion of such change in control.

In the event we terminate the Linamar MLA prior to its expiration, whether following a change in control or otherwise, we must purchase any remaining raw material inventory, finished goods inventory and work in progress and any unamortized capital equipment used in production and testing of the Products and pay a termination fee of $750,000, subject to certain adjustments. We are dependent on the Linamar MLA, and in the event of its termination our manufacturing operations and customer deliveries would be materially impacted.

Under the Linamar MLA, we must commit to certain minimum purchases, to be determined by AYRO on a quarterly basis.

We import the Products from Linamar in Canada, and we manufacture and assemble the Vanish at our customization, service, and integration facility in Round Rock, Texas. Over 98% of the vehicle assemblies, components, and products are from North American and European sources.

Assembly and Integration

For assembly, tailoring, diagnostics testing and service of the Vanish, we currently occupy 24,000 square feet of office and manufacturing space configured in a “U”-shaped assembly line with multiple stations per vehicle in our Round Rock, Texas facility. The chart below indicates the estimated number of vehicles that can be assembled per month and the assembly time required for each. Assembly time also includes USDOT quality checks and testing as the final step of the assembly process. The number of vehicles indicated below assumes a single shift.

Vehicle	Assembly time (Man-Hours)	Vehicle Assembly Capacity per month
AYRO Vanish	20	170

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

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment is directly integrated with the 411x and will be directly integrated with the Vanish. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campuses.

Gallery, a premier distributor of AYRO vehicles, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Business Strategy

Our goal is to continue to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal low speed electric vehicles. Our business strategy includes the following:

●	Scale up our operations to achieve growth. We intend to direct resources to scale up our operations, which we believe is needed to increase our revenue, including expanding and optimizing our automotive component supply chain and our flow-based assembly operations in Round Rock, Texas. Further, we plan to expand sales territories and add distribution channels, forming strategic partnerships to build out our whole product offering across multiple segments and to access additional sales channels or to accelerate product adoption for particular vertical markets, building our brand, and increasing manufacturing capacity to produce higher volumes of electric vehicles. Importantly, we are pursuing a strategy to increase our North American content in our vehicle platforms, starting with the AYRO Vanish Fleet.

●	Identify defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on purpose-built electric vehicles to address such markets. We are currently developing a new series of modular, highly reconfigurable payload systems affording operators the maximum flexibility in the use of their fleet for a plurality of payloads. We intend to direct resources to advance the development of such reconfigurable payload solutions which we believe will afford customers the option of sharing transportation assets or configuring those assets differently for differing time of day or time of season use cases.

●	Invest in research and development and qualification of sensors, cameras, software and mobility services, seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem. We intend to offer a web-based application to accompany every vehicle sold or leased beginning with the AYRO Vanish Fleet to enhance the use cases for those vehicles and optimize driver routing, user scheduling, and customer communication. We intend for onboard sensors will collect vehicle health, location data, route data, payload data and environmental data to provide us, the customer and fleet operators the ability to do post-hoc analysis of forecast versus observed delivery efficiency. A subscription service could later be offered even to delivery operators operating vehicles other than ours, creating the potential for an additional revenue stream.

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

When compared to internal combustion engine vehicle costs, our vehicles are significantly more attractive based on tax, title and license fees. Compared to a standard Ford F150 (gasoline) pickup truck (2.7 liter), the AYRO Vanish Fleet is expected to provide an approximate 49% reduction in operating expenses and an approximate 100% reduction in CO2 emissions (if renewed energy is used to charge the AYRO vehicles, an increasing trend for most higher education campuses and government facilities).

Our closest competitor in the LSEV industry is the WAEV, Inc. (formerly Polaris) Gem (“Gem”). WAEV offers multiple passenger vehicle models and multiple utility vehicle models under the WAEV and Taylor-Dunn brands. While the GEM el XD model, which is similar to vehicles in the AYRO 411x Fleet, has a lower starting MSRP than the AYRO 411x, the GEM el XD requires reconfiguration to match the standard AYRO 411x features, raising the final MSRP of each vehicle above that of the AYRO 411x Fleet alternative and above the expected MSRP of the Vanish. The AYRO 411x Fleet has, and the Vanish is expected to have, a greater bed and box capacity, 13% more horsepower and a 48% better turning radius, allowing use of our in tighter spaces than are possible using the GEM el XD.

We expect competition in our industry to intensify over time. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and may adversely affect our business, financial condition, operating results and prospects. Our ability to successfully compete in our industry will be fundamental to our future success in both existing and new markets and our market share. There can be no assurances that we will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our vehicles or services, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Factors that are anticipated to boost the demand of LSV markets in North America include: rising elderly population, commuters, students and government fleets seeking mobility solutions beyond automobiles, and projections of lower vehicle mils and greenhouse gas emissions in the U.S.

Target Markets

Our target market segment straddles the range of a converted golf cart to a small pickup truck. This “hybrid” market allows for cannibalization of both adjacent markets by AYRO. The multipurpose applications and clean energy use of LSEVs make them popular across a wide array of industries and customers, including college and university campuses, resorts and hotels, corporate parks, hospitals, warehouses, individual consumers, last mile delivery service providers, municipalities, and the food service industry. A number of these market segments, and our competitive position within them, are discussed in greater detail below.

Universities. LSEVs are growing increasingly common on university and college campuses due to a number of factors. LSEVs fulfil the versatile needs of campuses better than golf carts or standard combustion vehicles because not only do LSEVs’ low speed thresholds promote safer driving among pedestrians, but the vehicles are also street legal with on-road safety features, enabling drivers to drive on roads and free up pedestrian space along sidewalks and smaller pathways. Additionally, the significantly reduced carbon imprint of LSEVs compared to internal combustion engine vehicles appeals to environmentally aware students and professors looking to promote environmental sustainability on campus. By transitioning from internal combustion engine vehicles to LSEVs, campuses should be able to reduce significantly the costs spent on fuel, oil, parts, and maintenance. We believe the AYRO Vanish Fleet will provide all of these benefits to university and college campuses. We estimate that in the U.S., there are over 1,800 higher education campuses with over 10,000 students each with over 400 on-campus vehicles that are ideal targets for the AYRO Vanish Fleet as campuses transition from fossil-fueled campus fleet vehicles to LSEVs.

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

On-Road and Personal Transportation. LSEVs offer a feasible and practical method of transportation, especially in urban centers. Because our LSEVs are street-legal, they offer city dwellers a more sustainable, cost-efficient, easily maneuverable, compact and light weight option compared to internal combustion engine vehicles. Our LSEVs also offer a variety of specifications and equipment, meaning that consumers do not have to sacrifice comfort or convenience.

We primarily focus on the LSEV North American market, which is highly competitive and constitutes 28% of the global LSEV market according to WiseGuy Reports. We have examined various considerations with regard to our market impact, including cost comparisons to existing vehicles in the market, market validation and target commercial markets.

Resources

We sourced our semi-knocked-down kits for the model year 2022 AYRO 411 and 411x from Cenntro. While many of their components are commercial off-the-shelf (“COTS”) parts, many are specific to the 411 product and are subject to raw material limitations. However, for AYRO Vanish, we have endeavored to reduce our supply risk by migrating our vehicle supply chain to the North American continent and by embracing parts and sub-assembly standardization, reducing discrete stock keeping units and simplifying logistical complexity.

Intellectual Property

As we expand our vehicle and service roadmaps, and integrated technologies, our focus on identifying specific market and customer needs continues to drive purpose-built engineering efforts.

Leveraging the all-electric AYRO 411x and Vanish Fleet LSVs, we intend to develop applications or use case solutions optimized for the logistics of storing and delivering food, beverages, merchandise, equipment, tools and related goods. This is accomplished by integrating application-specific appliances, storage facilities, vehicle wraps and related items. We will leverage either integrated traction or a separate battery power system to provide AC power to the various appliances and solution elements. We are filing and have filed a number of provisional utility and/or design patents associated with the aforementioned verticalization development, and we have filed for both domestic and international trademarks to cover the company name, company logo, and certain other key product and service marks. We continue to focus on innovative and applicable electric vehicle optimization designs that serve an expanding customer and application use base.

Patents

We currently have United States registrations for two design patents. Both were issued on February 11, 2020 and will expire on February 11, 2035. In addition to these issued patents, we have numerous non-public patent applications on file with the United States Patent and Trademark Office (“USPTO”).

We currently have United States applications for two design patents and two utility patents awaiting examination. Reference number 58929.11US01 was filed on March 10, 2022 for Electric Vehicle Structure. Reference number 58929.12US01 was filed on April 12, 2022 for Electric Vehicle Control Systems, Apparatus, and Methods. Reference number 58929.23US01 was filed on May 20, 2022 for Reconfigurable Vehicle Payload Architecture. Reference number 58929.25US01 was filed on June 21, 2022 for Systems and Methods for Residual Tire Track Shaping and Elimination.

All patents have been filed under accelerated consideration criteria due to the age (65) of the named inventor.

Trademarks

We have two granted trademark applications in the United States and abroad. We registered the word “AYRO” as United States Registration No. 88431321 on June 23, 2020. This registration was also filed in Canada, Mexico, and the European Union under the Madrid Protocol as Registration No. 1507096. Our Company logo was registered as United States Registration No. 88859276 on October 13, 2020. This logo was also registered in Canada, Mexico, and the European Union under the Madrid Protocol as Registration No. 1554092. Our application for the color version of our Company logo was filed in the United States on October 9, 2020 as Serial No. 90245135 and is currently in prosecution with the USPTO.

Currently, we have eight trademarks pending, including a logo refresh and the AYRO Valet, Vapor, and Vanish trademarks.

Government Regulations

Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, vehicle damage, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe, and elsewhere. In addition, manufacturing and other automotive assembly facilities in the United States, Europe, and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. The most significant standards and regulations affecting AYRO are discussed below.

Mobile Source Emissions Control

The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that may be lawfully emitted by new vehicles and engines produced for sale in the United States. The current (“Tier 2”) emissions regulations promulgated by the Environmental Protection Agency (the “EPA”) set standards for motorcycles. Tier 2 emissions standards also establish durability requirements for emissions components up to 5 years or 30,000 kilometers.

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

Motor Vehicle Safety

The National Traffic and Motor Vehicle Safety Act of 1966, or “Safety Act,” regulates vehicles and vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). Meeting or exceeding NHTSA safety standards is costly, in part because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines the vehicles do not comply with a safety standard. If we or NHTSA determine that either a safety defect or noncompliance exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

U.S. Environmental Protection Agency (“EPA”) Certification

Our product programs are built on plug-in electric, zero emissions platforms. We report federal and state emissions data consistent with 10 CFR 474 and CARB requirements for Zero-Emission Vehicle certification.

Electromagnetic Compatibility

The Federal Communications Commission is the federal agency responsible for implementing and enforcing communications law and regulations, including Part 15 of Title 47 of the Code of Federal Regulations which regulates unlicensed radio-frequency transmissions, both intentional and unintentional. With very few exceptions, all electronic devices must be reviewed to comply with Part 15 before they can be advertised or sold in the U.S. market.

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver’s license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork. For our electric vehicles, outside of our collaboration with a third-party sales/distribution white label partner, we plan on a multi-faceted approach to sales, including exploring the following: (i) developing an expanded network of channel partners; (ii) entering into direct sales via a national leasing company that will in turn consummate sales with end users in a variety of states; and/or (iii) opening facilities in high growth states and delivering the vehicle to the end user via a common carrier. On December 20, 2022, we completed pre-production on our Model Year 2023 refresh vehicle, the AYRO Vanish. The Vanish will share no commonality with the legacy 411 platform and will be the product of a supply chain evolution from Asian suppliers to North America.

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

Our production system follows a lean, cell-based manufacturing model. The process involves the following five sequential cells: (1) cab preparation, (2) chassis preparation, (3) system integration and testing, (4) final assembly and integration test, and (5) quality assurance and FMVSS Compliance. Assembly quality and shift efficiency metrics are measured daily by our production staff at the end of every shift.

We maintain a certification and compliance checklist for each vehicle. Our vehicles use an automotive style steering wheel, turn signal stalk, headlight, running light and reverse light controls, a multi-speed windshield wiper and washer, and an accelerator and brake pedal consistent with controls employed in standard passenger cars.

Segment Information

We operate as one reportable segment, which is the design, development, manufacturing and sales of electric vehicles.

Employees

As of December 31, 2022, we had 44 full-time employees. None of our employees are represented by a labor union, and we maintain good relations with our employees. We have not furloughed employees due to the COVID-19 pandemic. In an effort to attract and retain quality employees, we offer industry-standard compensation and benefits packages to our employees and prospective employees.

Geographic Areas

We operate in the United States, and all our revenue was generated in the United States during the fiscal year ended December 31, 2022.

Corporate Information

Our corporate headquarters is located at 900 E. Old Settlers Blvd, Round Rock, Texas 78664. Our phone number is 512-994-4917. Our website address is www.ayro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We currently lease approximately 23,927 square feet of office and warehouse space under a lease that expires on February 28, 2027.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. We also make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.ayro.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. The following discussion of risk factors contains forward-looking statements. See “Forward-Looking Statements; Risk Factor Summary.” These risk factors may be important to understanding other statements in this Annual Report on Form 10-K.

Risks Related to Our Business

We may be acquired by a third party.

Pursuant to a five-year Master Procurement Agreement with Club Car (the “MPA”), we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car.

We have a history of losses and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $22.9 million and $33.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $81.1 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

As previously reported, on October 3, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

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

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

If the MPA is terminated, we will need to identify new strategic channel partners to support the sales of our vehicles.

The majority of our sales have historically been comprised of sales to Club Car pursuant to the MPA. We are evaluating our relationship with Club Car and currently do not expect them to remain a customer going forward. If the MPA is terminated, we will need to identify new strategic channel partners to support the sales of our vehicles. It may take time to identify and add these partners and to train new personnel to market and support our vehicles. We may be unable to identify suitable partners, or such partners may not successfully market and sell our vehicles and may not devote sufficient time and resources to enable our vehicles to develop, achieve or sustain market acceptance. Failure to enter into arrangements with and retain a sufficient number of high-quality strategic channel partners could increase our marketing costs, adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of our vehicles or curtail our routes-to-market, and could have a material adverse effect on our prospects, business, financial condition or results of operations. Club Car is not expected to be a customer in 2023.

We rely upon a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish. Any disruption in the operations of this third-party supplier could adversely affect our business and results of operations.

As part of our strategy to minimize our capital expenditures on manufacturing infrastructure, we currently rely on Linamar for certain sub-assembly and assembly parts for the Vanish. Our dependence on a single supplier and manufacturer for the Products and the challenges we may face in obtaining adequate supplies required to assemble our vehicles, involve several risks, including limited control over pricing, availability, quality and delivery schedules.

We cannot be certain that Linamar will continue to provide us with the quantities of the Products that we require or satisfy our anticipated specifications and quality requirements. If Linamar experiences unanticipated delays, disruptions or shutdowns or is unable to ship the Products, replacement or warranty parts for any reason, within or outside of Linamar’s control, our manufacturing operations and customer deliveries would be seriously impacted. Although we believe we could locate alternative suppliers to fulfill our needs, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms or develop our own replacements. Any performance failure on the part of Linamar or any other of our significant suppliers could interrupt production of our vehicles, which would have a material adverse effect on our business, financial condition and operating results.

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

If we or a manufacturing partner were to experience delays, disruptions, capacity constraints or quality control problems in manufacturing operations, product shipments could be delayed or rejected, and our customers could consequently elect to change product demand. These disruptions could have a material adverse effect on our revenues, competitive position and reputation.

The market for our products is developing and may not develop as expected.

The market for our electric vehicles is developing and may not develop as expected. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving multi-level government regulations and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. The electric vehicle market is in its early stage where many standards and best practices have not been established or are constantly evolving, and it may take many years for the market to fully mature.

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

In connection with the hiring of our current Chief Executive Officer, we are currently undertaking a strategic review of our product development strategy. This process may result in us modifying or discontinuing current or planned products, reallocating time and resources among existing products, exploring new products or making other operational changes, including adjusting our reliance on internal and external resources. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, as well as the likelihood of any challenges to our intellectual property, regardless of merit. Additionally, as of December 20, 2022 we completed pre-production on the new AYRO Vanish, including updates on our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program.

Our business, results of operations and financial condition may be materially and adversely impacted by public health epidemics, including COVID-19.

Our business, results of operations and financial condition may be materially adversely impacted if a public health epidemic, including the recent coronavirus outbreak, interferes with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on our employees’ and other service providers’ ability to travel, the decreased willingness or ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities. Our business, results of operations and financial condition have been adversely impacted by the former coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from our supplier in China, which, in turn, has delayed shipments to and corresponding revenue from customers. The pandemic and social distancing directives have interfered with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners, to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic has posed restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles and shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus may continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

If disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

A majority of our raw materials have historically been shipped via container from overseas vendors in China, such as Cenntro, which has historically been our largest supplier. Although we have reduced our reliance on offshore suppliers by primarily sourcing components for the Vanish from vendors in North America and Europe, our vendors may be reliant on offshore suppliers. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry recently experienced a shortage of shipping capacity, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products has been, and may continue to be, disrupted or delayed.

We recently experienced business disruptions due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the fiscal year ended December 31, 2022 and could continue to materially and adversely affect our business and financial results throughout 2023. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments to us and our vendors, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

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

Our limited operating history makes evaluating our business and prospects difficult and may increase the risk of investment. Our operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult to predict our future operating results. Any substantial adjustment to overhead expenses to account for lower levels of sales is difficult and takes time, thus we may not be able to reduce our costs sufficiently to compensate for a shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given period.

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

Our ability to generate and grow revenue will depend, in part, on our ability to execute our business plan, expand our business model and develop new products in a timely manner. As part of our growth strategy, we may modify our distribution channels, engage in strategic transactions with third parties to access additional sales and distribution channels, accelerate product adoption for particular vertical markets, open new manufacturing, research or engineering facilities or expand our existing facilities. We also plan to add additional product lines and expand our businesses into new geographical markets. There is a range of risks inherent in such a strategy that could adversely affect our ability to successfully achieve these objectives, including, but not limited to, the following:

●	the potential failure to successfully operate our dealer-distribution channels;

●	an inability to attract and retain customers, employees, suppliers and/or marketing partners;

●	the uncertainty that we may not be able to generate, anticipate or meet consumer demand;

●	the potential disruption of our business;

●	the increased scope and complexity of our operations could require significant attention from management and impose constraints on our operations or other projects;

●	inconsistencies between our standards, procedures and policies and those of new points of sale or dealerships, and costs or inefficiencies associated with the integration of our operational and administrative systems, if necessary;

●	unforeseen expenses, delays or conditions, including the potential for increased regulatory compliance or other third-party approvals or consents, or provisions in contracts with third parties that could limit our flexibility to take certain actions;

●	the costs of compliance with local laws and regulations and the implementation of compliance processes, as well as the assumption of unexpected labilities, litigation, penalties or other enforcement actions;

●	the uncertainty that new product lines or ancillary services will generate anticipated sales;

●	the uncertainty that the expanded operations will achieve anticipated operating results;

●	the difficulty of managing the operations of a larger company;

●	the difficulty of competing for growth opportunities with companies that have greater financial resources than us; and

●	the ability of our suppliers to support consumer demand.

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

Significant developments related to ethanol or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or hybrids may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, types of fuel that are abundant and relatively inexpensive in North America, such as compressed natural gas, may emerge as consumers’ preferred alternative to petroleum-based propulsion. If alternative energy engines or low gasoline prices make existing four-wheeled vehicles with greater passenger and cargo capacities less expensive to operate, we may not be able to compete with manufacturers of such vehicles. Furthermore, given the rapidly changing nature of the electric vehicle market, there can be no assurance that our vehicles and technology will not be rendered obsolete by alternative or competing technologies. Any material change in the existing technologies may cause delays in our development and introduction of new or upgraded vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

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

As the LSEV market grows increasingly saturated, we expect to experience significant competition. The most competitive companies in the global LSEV market include HDK Electric Vehicles, Bradshaw Electric Vehicles, Textron Inc., Polaris Industries, Yamaha Motors Co. Ltd., Ingersoll Rand, Inc., Speedway Electric, AGT Electric Cars, Bintelli Electric Vehicles and Ligier Group. Many of our existing or potential competitors have substantially greater financial, technical and human resources than us, and significantly greater experience in manufacturing, designing and selling electric vehicles, as well as in clearing regulatory requirements for those vehicles in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience designing, building and selling electric vehicles at the commercial, or fleet, scale. Large automobile or equipment manufacturers with greater purchasing power allow them to acquire raw materials at a much lower cost. Additionally, the large traditional manufacturer has more ready access to efficient design, testing and service facilities. We do not have the company history, facilities or capital to properly compete with large traditional manufacturers should they decide to enter our market. Mergers and acquisitions in the electric vehicle market could result in even more resources being concentrated among a smaller number of our competitors.

Increased competition could result in lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. Additionally, industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share. These incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, we are not necessarily able to set our prices to offset higher costs. Continuation of or increased excess capacity could have a substantial adverse effect on our financial condition and results of operations.

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

A significant portion of our revenues is derived from a single customer. The anticipated loss of this customer could cause our sales to decrease significantly.

For the year ended December 31, 2022, revenues from Club Car constituted approximately 100% of our revenues as compared to 79% in 2021. Club Car is not expected to be a customer in 2023. The anticipated loss of Club Car as a customer, or any significant reduction in purchases by Club Car, could have a material adverse effect on our sales, financial condition and results of operations.

Our future growth depends on customers’ willingness to adopt electric vehicles.

If there is lower market demand for our electric vehicles than we expect in the target markets, which include universities, food delivery services, last mile delivery service, municipalities and on-road and personal transportation, our business, prospects, financial condition and operating results will be negatively impacted. Potential customers may be reluctant to adopt electric vehicles as an alternative to traditional internal combustion engine vehicles or other electric vehicles due to various factors, which include but are not limited to:

●	perceptions or negative publicity about electric vehicle quality, dependability, safety, stability of lithium-ion battery packs, utility, performance and cost regarding our vehicles or electric vehicles sold by other manufacturers, especially if accidents or certain events create a negative public perception;

●	local, regional, national and international investment in charging infrastructure, standardization of electric vehicle charging systems and cost of charging that may impact adaptability for the overall electric vehicle market;

●	the limited range of the vehicle on a single battery charge cycle;

●	the impact of driving habits and terrain on the battery life, especially the differences with internal combustion engines;

●	the deterioration rate of the battery packs, which are impacted by many external factors, including, but not limited to, overall life, environmental conditions, dormant time, the number of lifetime charge cycles and these factors’ impacts on the batteries’ ability to maintain an adequate charge;

●	the access to knowledgeable service locations to support our electric vehicles;

●	the price of alternative fuel sources, such as gasoline, as an alternative to the cost of charging electricity; and

●	the availability of governmental incentives, including tax deductions and credits offered to consumers for purchasing and using electric vehicles.

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

In this regard, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, and we may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results and gross margin will be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products could be harmed, damage our reputation and brand, and may have a material adverse effect on our business, operating results and financial condition.

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

The emergence of new industry standards and technical requirements could render our vehicles incompatible with vehicles developed by competitors or make it difficult for our products to meet the requirements of our end-customers. Moreover, the introduction of new industry standards, or changes to existing industry standards, could cause us to incur substantial development costs to adapt to these new or changed standards, particularly if we were to achieve, or be perceived as likely to achieve, greater penetration in the marketplace. If our vehicles are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline, and we may incur significant expenses to redesign our vehicles to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

Our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets.

We may not be able to successfully develop new electric vehicles, address new market segments or develop a broader customer base. We currently sell one four-wheeled truck, service parts, and payload options from which all our revenues are derived. Our future success will be dependent on our ability to address additional markets, anticipate our existing and prospective customers’ needs and develop new vehicle models that meet those needs. We will have to incorporate the latest technological improvements and enhancements into our future vehicles to be able to compete in the rapidly evolving electric vehicle industry and the target markets. There can be no assurance that we will be able to design future models of vehicles, or develop future services, that will meet the expectations of our customers or address market demands, or that our future models will achieve market acceptance or become commercially viable.

In order to introduce new products and product enhancements, we will have to coordinate with our suppliers and other third parties to design a new model or an enhanced version of an existing model that offer features desired by our customers and a level of performance, functionality, or cost-effectiveness superior to the vehicles offered by our competitors. If we fail to coordinate these efforts and achieve market introduction and acceptance of new or upgraded vehicle models that address the needs of our customers in a timely manner, our operating results will be materially and adversely affected, and our business and prospects will be harmed.

Furthermore, we will need to address additional markets and expand our customer demographic to further grow our business. Our failure to address additional market opportunities could materially harm our business, financial condition, operating results and prospects.

Unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results operations.

We import sub-assemblies from Linamar and perform final assembly, testing and safety qualifications in our facility in Round Rock, Texas in an assembly line process. Our manufacturing process could be affected by operational problems that could impair our production capability and the timeframes within which we expect to produce our vehicles. Disruptions or shutdowns at our assembly facility could be caused by

●	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;

●	pandemics, including the COVID-19 pandemic, and related governmental responses that may restrict our ability to operate;

●	prolonged power failures or reductions;

●	breakdown, failure or substandard performance of any of our machines or other equipment;

●	noncompliance with, and liabilities related to, environmental requirements or permits;

●	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

●	fires, floods, snow or ice storms, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, economic sanctions, war or terrorist activities;

●	other operational problems; or

●	availability of parts, including both batteries and semiconductors, which are used to produce many components of our vehicles.

If our manufacturing facility is compromised or shut down, we may experience prolonged startup periods, regardless of the reason for the compromise or shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the compromise or shutdown and other factors. Any disruption in operations at our facility could cause a significant loss of production, delays in our ability to produce our vehicles and adversely affect our results of operations and negatively impact our customers. Further, a catastrophic event could result in the loss of the use of all or a portion of our manufacturing facility. Although we carry property insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

Our vehicles have in the past and may in the future contain defects in design and manufacturing that may cause them not to perform as expected or that may require repair, including a result of defective parts received from our former supplier. The discovery of defects in our vehicles would result in delays in new model launches, recall campaigns, reputational damage, or increased warranty costs that may negatively affect our business. Moreover, if one of our vehicles is a cause, or perceived to be the cause, of injury or death to an operator, passenger or bystander, we would likely be subject to a claim. If we were found responsible, we could incur substantial liability which could interrupt or even cause us to terminate some or all of our operations.

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

Transitioning from an offshoring to an onshoring business model carries risks.

We are in the process of transitioning from a supply chain that is heavily reliant on Chinese imports to a supply chain that relies primarily upon North American and European sources. If our new materials suppliers are not managed properly to support vehicle demand, our results of operations and working capital can be adversely affected. If we are unable to implement our business plans in the timeframe estimated by management and successfully transition into a mass-producing electric vehicle manufacturing business, we will not be able to scale up our operations to generate greater profit. As a result, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

The range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles.

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

Increases in costs, disruption of supply or shortage of raw materials, including but not limited to lithium-ion battery cells, chipsets and displays, could harm our business

We may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. Currently, we are experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components such as chipsets and displays may be delayed en route to our facilities, which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles.

We use various raw materials, including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions, and global demand, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

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

Customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We may be required to raise additional capital to fund our operations, and such funding may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we may need to raise additional funds to expand our operations and reach vehicle production goals. At December 31, 2022, we had working capital of approximately $49.8 million. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through at least March 23, 2024. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If our cash on hand and our sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. In addition, we may need to raise additional capital for strategic acquisitions or transactions. Such additional capital may not be available on reasonable terms or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions, performance of our vehicles, market demand for our vehicles and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain additional financing on a timely basis, we may have to curtail, delay or eliminate our development activities and growth plans, and/or be forced to sell some or all assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations to stay in business.

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

The motorized vehicle industry is governed by a substantial amount of government regulation, which often differs by state and region. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment, vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments. The cost to comply with existing government regulations is substantial, and future additional regulations could have a substantial adverse impact on our financial condition.

Our vehicles are subject to multi-jurisdictional motor vehicle standards.

All vehicles sold must comply with federal, state and country-specific motor vehicle safety standards. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure of the AYRO Vanish Fleet or future vehicle models to satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

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

We sold approximately 1% of our vehicles directly to our end customers in the year ended December 31, 2022. Going forward, we intend to focus on leveraging volume sales through dealers; however, we will continue to sell vehicles directly to end customers. Sales to both dealers and end customers require us to comply with state-specific regulations regarding the sale of vehicles by a manufacturer, including licensing and registration requirements. State laws that regulate the distribution and sale of motor vehicles by the manufacturer vary, and ensuring compliance is time-consuming and costly. Moreover, for customers living in states where we are prohibited from selling directly from within the state, we will have to consummate sales at facilities in a state that allows direct manufacturer-to-consumer sales and deliver the vehicle to the end user via a common carrier. As such, we may be required to either acquire and maintain a facility in multiple states, or incur additional costs of delivery of the vehicle, which consequently increases the cost and/or sales price of our vehicles and makes our vehicles less desirable to end-customers.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded our internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties. We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

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

We may need to license intellectual property from third parties in the future. If we fail to obtain licenses we need or fail to comply with our obligations in agreements under which we license intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles.

We may need to license intellectual property from third parties in the future for new vehicle models. No assurance can be given that we will be able to obtain such license or meet our obligations to maintain the licenses we may have to obtain from third parties in the future. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to manufacture and sell our vehicles or may prohibit development of our future models, which could result in a material adverse effect on our business or results of operations.

In addition, if we do not own the patents or patent applications that we license, as is the case with the AYRO 411x’s patents, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or if we are unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the electric vehicle markets we are targeting.

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

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

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

We believe that this facility is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS.

On February 12, 2021, the Company entered into an agreement with Arcimoto, Inc. to settle certain patent infringement claims (the “Arcimoto Settlement”), pursuant to which the Company agreed to cease the production, importation and sale of the AYRO 311 Autocycle, a compact, three-wheeled electric vehicle previously manufactured by the Company (the “AYRO 311”), among other things. Accordingly, AYRO would not be contractually permitted to resume production of the AYRO 311.

As of January 1, 2019, DropCar Operating, Inc. (“DropCar Operating”) had accrued approximately $0.23 million for the settlement of multiple employment disputes. As of December 31, 2022, the accrual has been paid.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered whereby the Company is required to pay legal fees in the amount of $0.05 million to the plaintiff’s counsel. As of December 31, 2022, there is no remaining balance.

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

Stockholders

As of March 22, 2023, there were approximately [79] stockholders of record of our common stock.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Forward-Looking Statements; Risk Factor Summary.”

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

Overview

Business

We design and manufacture compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers, including universities, business and medical campuses, last mile delivery services and food service providers.

Products

AYRO vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance and cargo services, at a lower total cost. The majority of our sales have historically been comprised of sales of AYRO 411 Fleet (as defined below) vehicles to Club Car, LLC (“Club Car”).

Strategic Review

Following the hiring of our current Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with the strategic review, we canceled development of our planned next-generation three-wheeled high-speed vehicle.

For the past several years, our primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, we ceased production of the AYRO 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of our model year 2023 refresh, the Vanish.

We began design and development on the Vanish in December 2021, including updates to our supply chain, the offshoring/onshoring mix, our manufacturing strategy and our annual model year refresh program. We unveiled the first Vanish prototype in the fourth quarter of 2022. Pre-production of the Vanish was completed in December 2022 and preorders are expected to be available in the second quarter of 2023.

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

Manufacturing Agreement with Linamar

On July 28, 2022, we partnered with Linamar Corporation (“Linamar”), a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, we may terminate upon written notice within three days of completion of such change in control.

In the event we terminate the Linamar MLA prior to its expiration, whether following a change in control or otherwise, we must purchase any remaining raw material inventory, finished goods inventory and work in progress and any unamortized capital equipment used in production and testing of the Products and pay a termination fee of $750,000, subject to certain adjustments. We are dependent on the Linamar MLA, and in the event of its termination our manufacturing operations and customer deliveries would be materially impacted.

Under the Linamar MLA, we must commit to certain minimum purchases, to be determined by AYRO on a quarterly basis.

We import the Products from Linamar in Canada, and we manufacture and assemble the Vanish at our customization, service, and integration facility in Round Rock, Texas. Over 98% of the vehicle assemblies, components, and products are from North American and European sources.

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating Company, Inc. (“AYRO Operating”) our wholly owned subsidiary previously known as AYRO, Inc. partnered with Cenntro in a supply chain agreement to provide sub-assembly manufacturing services. Cenntro owns the design of the AYRO Club Car 411 and 411x (“AYRO 411 Fleet”) vehicles and has granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

Under our Manufacturing License Agreement with Cenntro (the “Cenntro MLA”), in order for us to maintain our exclusive territorial rights pursuant to the Cenntro MLA, we must meet certain minimum purchase requirements.

We imported semi-knocked-down vehicle kits from Cenntro for the AYRO 411x models comprising our model year 2022 lineup. The vehicle kits were received through shipping containers at the assembly facility of Karma Automotive LLC (“Karma”), our then-manufacturing partner, in southern California, as well as at our customization, service and integration facility in Round Rock, Texas. The vehicles were then assembled with tailored customization requirements per order.

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have determined to cease production of the AYRO 411x and focus our resources on the development and launch of the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

The new Vanish utilizes assemblies and products that will largely eliminate our dependency on Chinese imports and optimize the supply chain to rely primarily upon North American and European sources. Final assembly of the Vanish is expected to occur in our Round Rock, Texas facilities, which we are currently building out in anticipation of Vanish production.

Master Procurement Agreement with Club Car

In March 2019, we entered into a five-year Master Procurement Agreement (the “MPA”) with Club Car for the sale of our four-wheeled vehicles. The MPA grants Club Car the exclusive right to sell our four-wheeled vehicles in North America, provided that Club Car orders at least 500 vehicles per year.

Although Club Car did not meet the volume threshold for 2020 or 2021, we have not sold our model year 2022 411x vehicles commercially other than through Club Car. Under the terms of the MPA, we receive orders from Club Car dealers for vehicles of specific configurations, and we invoice Club Car once the vehicle has shipped. The MPA has an initial term of five (5) years commencing January 1, 2019 and may be renewed by Club Car for successive one-year periods upon 60 days’ prior written notice, so long as those minimums are met. Pursuant to the MPA, we granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. We also agreed to collaborate with Club Car on new products similar to our four-wheeled vehicle and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA. For the fiscal year ended December 31, 2022, revenues from Club Car constituted approximately 100% of our revenues.

In connection with the forthcoming introduction of the Vanish, we are reevaluating our channel strategy with an eye towards distributing our next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs and creates value. Accordingly, we are seeking additional business partners and channel partners to sell our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward. The anticipated loss of Club Car as a customer, or any significant reduction in purchases by Club Car, could have a material adverse effect on our sales, financial condition and results of operations.

Manufacturing Services Agreement with Karma

On September 25, 2020, we entered into a Master Manufacturing Services Agreement (the “Karma Agreement”) with Karma, pursuant to which Karma agreed to provide certain manufacturing services for the production of our vehicles. The initial statement of work provided that Karma would perform assembly of a certain quantity of the AYRO 411 vehicles and provide testing, materials management and outbound logistics services. For such services in the initial statement of work, we agreed to pay $1.2 million to Karma, of which (i) $0.52 million was paid at closing and (ii) $0.64 million was due and payable five months following the satisfaction of certain production requirements. This second payment was accrued for as of December 31, 2021 and paid February 3, 2022.

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

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the AYRO 411x and will be directly integrated with the Vanish. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering. For example, a recent study conducted by Technomic found that a large majority of students, 77%, desired alternative mobile and to-go food options on campus.

Gallery, a premier distributor of AYRO vehicles, has a diverse clientele throughout mobile food, beverage and merchandise distribution markets for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports, and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its substantial dealer network, we have redirected our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives. We are evaluating our relationship with Club Car and may seek to replace Club Car with new business partners for selling our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward.

COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the coronavirus outbreak both in China and the United States. This has delayed our ability to timely procure raw materials from Cenntro, which in turn delayed shipments to, and corresponding revenue from, customers. The pandemic and social distancing directives have interfered with our ability, and the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic poses restrictions on our employees’ and other service providers’ ability to travel on pre-sales meetings, customers’ abilities to physically meet with our employees and the ability of our customers to test drive or purchase our vehicles, and shutdowns that may be requested or mandated by governmental authorities. The pandemic adversely impacted our sales and the demand for our products in 2021 and 2022.

Tariffs

Countervailing tariffs on certain goods from China continued to have an adverse impact on raw material costs throughout 2021 and 2022.

Shipping Costs and Delays

A majority of our raw materials have historically been shipped via container from overseas vendors in China, such as Cenntro, which was formerly our largest supplier. Although we intend to reduce our reliance on offshore suppliers by primarily sourcing components for the Vanish from vendors in North America and Europe, our vendors may be reliant on offshore suppliers. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry is experiencing a shortage of shipping capacity, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products has been, and may continue to be, disrupted or delayed.

A port worker strike, work slow-down or other transportation disruption in domestic ports could significantly disrupt our business or that of our vendors. This has materially and adversely affected our business and financial results for the fiscal year ended December 31, 2022 and could continue to materially and adversely affect our business and financial results in 2023. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments to us and to our vendors and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. Additionally, if further increases in fuel prices occur, our transportation costs would likely further increase.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During 2021 and 2022, we at times experienced supply chain shortages of both lithium-ion battery cells and other critical components used to produce our vehicles, which has slowed our planned production of vehicles. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

We intend for the Vanish to utilize assemblies and products that will eliminate our dependency on Chinese imports and optimize the supply chain to North American and European sources.

Inventory Obsolescence

At June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion (“NCM”) line. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off for $1,317,289 to cost of goods sold. As of December 31, 2021 the balance of prepaid expenses and accrued expenses, net with Cenntro was $602,016. As of December 31, 2022, there was no longer a balance. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During the year ended December 31, 2022, a $413,561 net realizable value adjustment was recorded due to the Club Car Discount (as defined below), spare inventory for the 411x was written off, net with the inventory reserve of $124,375, and $2,476,322 was expensed for impairment of inventory.

Components of Statements of Operations

Revenue

We derive revenue from the sale of our four-wheeled electric vehicles, and, to a lesser extent, shipping, parts and service fees. In the past we also derived rental revenue from vehicle revenue sharing agreements with tourist destination fleet operators, and, to a lesser extent, shipping, parts and service fees. Provided that all other revenue recognition criteria have been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers. In September 2022, Club Car required a discount of $2,000 per vehicle, to be applied to all past and future 2022 sales (the “Club Car Discount”). Revenue was reduced by $0.13 million as a result of the Club Car Discount for the year ended December 31, 2022.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect cost of revenue to increase in absolute dollars as product revenue increases. At June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of NCM components received from Cenntro. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During years ended December 31, 2022, the Club Car Discount required a $413,561 net realizable value adjustment, necessitating a write down of the value of inventory. During the year ended December 31, 2022, $2,476,322 was expensed for impairment of inventory.

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

The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model, and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The fair value of the options granted to non-employees is measured and expensed as the options vest.

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

Research and Development Expense

Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs, and allocated overhead. We expect our research and development expenses to increase in absolute dollars as we continue to invest in new and existing products.

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

Results of Operations

Year Ended December 31, 2022 Compared with Year ended December 31, 2021

The following table sets forth our results of operations for each of the periods set forth below:

	For the Years ended December 31,
	2022	2021	Change
Revenue	$2,990,497	$2,683,597	$306,900
Cost of goods sold	6,043,506	4,774,784	1,268,722
Gross loss	(3,053,009)	(2,091,187)	(961,822)
Operating expenses:
Research and development	6,845,451	11,449,617	(4,604,166)
Sales and marketing	1,874,658	2,419,168	(544,510)
General and administrative	11,503,788	17,168,898	(5,665,110)
Total operating expenses	20,223,897	31,037,683	(10,813,786)
Loss from operations	(23,276,906)	(33,128,870)	9,851,964
Other income and (expense):
Interest Income	182,276	51,768	130,508
Interest expense	-	(2,312)	2,312
Realized gain on marketable securities	160,990	-	160,990
Unrealized loss on marketable securities	(1,713)	-	(1,713)
Net loss	$(22,935,353)	$(33,079,414)	$10,144,061

Revenue

Revenue was $2.99 million for the year ended December 31, 2022, as compared to $2.68 million for the year ended December 31, 2021, an increase of 11.4%, or $0.31 million. The increase in revenue was the result of an increase in volume of sales of our vehicles, powered-food box sales and other vehicle options for the year ended December 31, 2022.

Cost of goods sold and gross loss

Cost of goods sold increased by $1.27 million, or 26.6%, to $6.04 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in cost of goods sold was primarily due to a $1.32 million write-off of NCM inventory due to a 100% failure rate, and $0.62 million of Cenntro prepaid and accrued balances, as well as an increase in vehicles sales, and an increase in time-of-order options for our vehicles and specialty products. The company recorded a $0.41 million net realizable value adjustment due to the Club Car discount.

Gross margin percentage was (102.1)% for the year ended December 31, 2022, as compared to (77.9)% for the year ended December 31, 2021. The decrease in gross margin percentage was primarily due to the write-off of NCM inventory, the write down of Cenntro balances, and the issuance of credit memos in connection with the Club Car Discount, and the corresponding net realizable value adjustment.

Research and development expenses

Research and development expense was $6.85 million for the year ended December 31, 2022, as compared to $11.45 million for the year ended December 31, 2021, a decrease of $4.6 million, or 41%. The decrease was primarily due to a repositioning of expenses related to personnel costs for our engineering, design, and research teams from the initiated development of our planned next-generation three-wheeled vehicle to the Vanish. We had a decrease in R&D contracting for professional service and design costs of $3.95 million, and a decrease in salaries and related expenses of $0.47 million.

Sales and marketing expense

Sales and marketing expense decreased by $0.54 million, or 22.5%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, as we reduced the cost of marketing-related initiatives surrounding the Vanish. Salaries and related expenses decreased by $0.12 due to the restructuring of our sales and marketing resources. Stock based compensation decreased by $0.2 million. Expenses related to consultants for professional marketing services decreased by $0.07 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance-related fees. General and administrative expense was $11.5 million for the year ended December 31, 2022, compared to $17.17 million for 2021, a decrease of $5.67 million, primarily due to a $6.07 million decrease in stock-based compensation expense. Salaries and related expenses excluding stock-based compensation increased by $1.52 million. Fulfillment and rent expense increased by $0.12 million and $0.12 million, respectively. Depreciation increased by $0.27 million.

Other income and expense

We recorded $0.18 million in interest income on cash accounts, a realized gain of $0.16 million on marketable securities and an unrealized loss of $.001 million.

Liquidity and Capital Resources

As of December 31, 2022, we had $39.10 million in cash, $9.85 million in marketable securities and working capital of $49.67 million. As of December 31, 2021, we had $69.16 million in cash and working capital of $72.31 million. The decrease in cash and working capital was primarily a result of our inventory write down and our operating loss, respectively. Our sources of cash since inception have been predominantly from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at December 31, 2022, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above under “Strategic Review,” we suspended all material research and development activity and expenditures, including expenses associated with our planned next-generation three-wheeled vehicle, while we conducted a strategic review of our product development strategy. In December of 2022 we completed pre-production on the new 411 fleet vehicle model refresh, the Vanish.

Summary of Cash Flows

The following table summarizes our cash flows:

	Years Ended December 31,
	2022	2021
Cash Flows:
Net cash used in operating activities	$(18,728,643)	$(26,631,485)
Net cash used in investing activities	$(11,335,261)	$(600,363)
Net cash provided by financing activities	$-	$59,855,217

Operating Activities

During the year ended December 31, 2022, we used $18.73 million in cash in operating activities, a decrease of $7.90 million compared to cash used in operating activities of $26.63 million during the same period in 2021. The decrease in cash used in operating activities was primarily a result of reduced consultant expenditures, increased collections on accounts receivable, and reduced cash used for purchasing inventory.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2022, we used cash of $11.34 million in investing activities, as compared to $0.6 million cash used in investing activities during 2021, an increase of $10.73 million. The net increase was primarily due to our investment in marketable securities.

Financing Activities

During the year ended December 31, 2022, we had no financing activities of note.

During the year ended December 31, 2021, we received net proceeds of an aggregate of $58.30 million from the issuance of common stock, net of fees and expenses, $0.10 million from the exercise of warrants for cash. In addition, we issued 555,004 shares of common stock from the exercise of stock options and received cash proceeds of $1.5 million.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial conditions or results of operations.

We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. There have been no changes to estimates during the periods presented in the filing. Historically, changes in management estimates have not been material.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates include inventory valuation and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Inventory Valuation

The accounting of inventory in accordance with GAAP recognizes the value of inventory at the lower of cost or net realizable value based upon assumptions about future demand and market conditions. Inventories are assessed regularly for impairment, and valuation reserves are established, when necessary, based upon a number of factors. The determination of events and assumptions utilized in our inventory valuation requires judgment. Transportation costs are included in net realizable value.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Based on information provided by Friedman LLP (“Friedman”), the Company’s independent registered public accounting firm, effective September 1, 2022, certain assets of Friedman LLP were acquired by Marcum LLP and continued to operate as an independent registered public accounting firm. As previously disclosed, on September 21, 2022, the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2022, which actions were ratified by the Audit Committee of the Board of Directors of the Company. The services previously provided by Friedman are now provided by Marcum.

The reports of Friedman on the Company’s consolidated financial statements for the two most recent fiscal years, ended December 31, 2021 and 2020, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through September 21, 2021, (i) there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such period, and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that the Company identified a material weakness in its internal control over financial reporting related to segregation of duties, which was described in Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, June 30, 2021 and March 31, 2021 and Item 9A of the Company’s Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020. The Audit Committee discussed the subject matter of the reportable events with Friedman LLP, and notwithstanding these material weaknesses in internal control over financial reporting, the Company has concluded that, based on its knowledge, the consolidated financial statements, and other financial information included in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, June 30, 2021 and March 31, 2021 and its Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020 present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

During the Company’s fiscal years ended December 31, 2021 and 2020 and the subsequent interim period through September 21, 2022, neither the Company nor anyone on its behalf has consulted with Marcum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as such terms are defined in Regulation S-K Item 304(a)(1)(iv) and (v), respectively.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2022, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We have engaged a third party to conduct a full assessment of our controls and procedures. In the fourth quarter of 2022 we completed our full assessment and are now in the process of testing those controls.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Marcum LLP (PCAOB Firm ID No.: 688) located in Melville, New York. The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2022. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16. FORM 10-K SUMMARY

Not applicable.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series H-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.5	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.6	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.12	Form of Investor Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.13	Form of Palladium Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.14	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.15	Description of Capital Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2020)

4.16	Form of Spartan Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc., and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6†	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7†	Employment Agreement, by and between AYRO Operating Company, Inc., and Curtis Smith, dated March 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.8†	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc., and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9†	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10†	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11†	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.17†	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.18†	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.19	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.20	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.21†	First Amendment to Employment Agreement, by and between AYRO, Inc., and Rodney C. Keller, Jr., dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)

10.22	Form of Securities Purchase Agreement, dated November 22, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020

10.23†	First Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.24	Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.25	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.26†	Voluntary Separation Agreement, Release and Consulting Agreement, by and between the Company and Rodney Keller, Jr., dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.27†	Restricted Stock Award Agreement, by and between the Company and Thomas M. Wittenschlaeger, dated as of September 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.28†	Employment Agreement, by and between the Company and Thomas M. Wittenschlaeger, effective as of September 23, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.29†	General Release and Severance Agreement, by and between the Company and Curtis Smith, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.30†	General Release Agreement, by and between the Company and Brian Groh, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.31†	General Release Agreement, by and between the Company and Richard Perley, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.32	Employment Agreement, by and between the Company and David E. Hollingsworth, effective as of August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2022)

16.1	Letter from Friedman LLP to the Securities and Exchange Commission, dated September 21, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022)

23.1**	Consent of Marcum LLP

23.2**	Consent of Friedman LLP

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: March 23, 2023	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Thomas M. Wittenschlaeger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Thomas M. Wittenschlaeger

/s/ David E. Hollingsworth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023
David E. Hollingsworth

/s/ Joshua Silverman	Chairman of the Board of Directors	March 23, 2023
Joshua Silverman

/s/ George Devlin	Director	March 23, 2023
George Devlin

/s/ Sebastian Giordano	Director	March 23, 2023
Sebastian Giordano

/s/ Zvi Joseph	Director	March 23, 2023
Zvi Joseph

/s/ Greg Schiffman	Director	March 23, 2023
Greg Schiffman

/s/ Wayne R. Walker	Director	March 23, 2023
Wayne R. Walker

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AYRO Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AYRO Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP effective September 1, 2022)

East Hanover, New Jersey

March 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AYRO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AYRO, Inc. (the “Company”) as of December 31, 2021 , and the related consolidated statement of operations, stockholder’s equity, and cash flows for the year ended December 31, 2021 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2020 through 2022.

East Hanover, New Jersey

March 23, 2022

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$39,096,562	$69,160,466
Marketable securities	9,848,804	-
Accounts receivable, net	510,071	969,429
Inventory	970,381	3,744,037
Prepaid expenses and other current assets	1,478,845	2,276,178
Total current assets	51,904,663	76,150,110
Property and equipment, net	2,192,337	835,160
Operating lease – right-of-use asset	819,401	1,012,884
Deposits and other assets	73,683	129,610
Total assets	$54,990,084	$78,127,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,107,215	$647,050
Accrued expenses	964,937	2,990,513
Current portion lease obligation – operating lease	165,767	206,426
Total current liabilities	2,237,919	3,843,989
Lease obligation - operating lease, net of current portion	693,776	859,543
Total liabilities	2,931,695	4,703,532

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of December 31, 2022 and 2021, respectively)	-	-
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of December 31, 2022 and 2021, respectively)	-	-
Convertible Preferred Stock Series H-6, ($0.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of December 31, 2022 and 2021, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 37,241,642 and 36,866,956 as of December 31, 2022 and 2021, respectively)	3,724	3,687
Additional paid-in capital	133,224,249	131,654,776
Accumulated deficit	(81,169,584)	(58,234,231)
Total stockholders’ equity	52,058,389	73,424,232
Total liabilities and stockholders’ equity	$54,990,084	$78,127,764

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Revenue	$2,990,497	$2,683,597
Cost of goods sold	6,043,506	4,774,784
Gross loss	(3,053,009)	(2,091,187)

Operating expenses:
Research and development	6,845,451	11,449,617
Sales and marketing	1,874,658	2,419,168
General and administrative	11,503,788	17,168,898
Total operating expenses	20,223,897	31,037,683

Loss from operations	(23,276,906)	(33,128,870)

Other income (expense):
Interest income	182,276	51,768
Interest expense	-	(2,312)
Realized gain on marketable securities	160,990	-
Unrealized loss on marketable securities	(1,713)	-
Total other income (expense), net	341,553	49,456
Net loss prior to provision for income taxes	$(22,935,353)	$(33,079,414)

Provision for income taxes	-	-

Net loss	$(22,935,353)	$(33,079,414)

Net loss per share, basic and diluted	$(0.62)	$(0.94)

Basic and diluted weighted average Common Stock outstanding	37,048,975	35,171,935

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	8	$-	1,234	$--	50	$-	27,088,584	$2,709	$64,509,724	$(25,154,817)	$39,357,616
Issuance of common stock for services							15,000	2	42,298		42,300
Sale of common stock, net of fees							8,035,835	804	58,269,025		58,269,829
Exercise of warrants, net of fees							13,642	1	99,999		100,000
Exercise of stock options							555,004	55	1,506,944		1,506,999
Stock based compensation									7,226,902		7,226,902
Vested Restricted Stock							1,158,891	116	(116)		-
Net Loss										(33,079,414)	(33,079,414)
December 31, 2021	8	-	1,234	-	50	-	36,866,956	3,687	131,654,776	(58,234,231)	73,424,232

Stock based compensation									65,291		65,291
Vested Restricted Stock							374,686	37	1,504,182		1,504,219
Net Loss										(22,935,353)	(22,935,353)
Balance, December 31, 2022	8	-	1,234	-	50	-	37,241,642	3,724	133,224,249	(81,169,584)	52,058,389

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,935,353)	$(33,079,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762,206	527,584
Stock-based compensation	1,240,129	7,556,282
Amortization of right-of-use asset	193,483	206,375
Bad debt expense	4,485	99,309
Realized gain on marketable securities	(160,990)	-
Unrealized loss on marketable securities	1,713	-
Impairment of inventory and prepaid	2,476,322	-
Change in operating assets and liabilities:
Accounts receivable	454,873	(302,887)
Inventory	830,845	(2,666,327)
Prepaid expenses and other current assets	(581,846)	(667,416)
Deposits	18,797	(18,797)
Accounts payable	445,165	(120,155)
Accrued expenses	(1,272,046)	2,038,365
Contract liability	-	(24,000)
Lease obligations - operating leases	(206,426)	(180,404)
Net cash used in operating activities	(18,728,643)	(26,631,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,588,689)	(538,012)
Purchase of marketable securities, net	(9,689,526)	-
Purchase of intangible assets	(57,046)	(62,351)
Net cash used in investing activities	(11,335,261)	(600,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(21,611)
Proceeds from exercise of warrants, net of fees	-	100,000
Proceeds from exercise of stock options	-	1,506,999
Proceeds from issuance of Common Stock, net of fees and expenses	-	58,269,829
Net cash provided by financing activities	-	59,855,217

Net change in cash	(30,063,904)	32,623,369

Cash, beginning of year	69,160,466	36,537,097

Cash, end of year	$39,096,562	$69,160,466

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$-	$1,971
Restricted Stock issued previously accrued	329,380	329,380
Accrued Fixed Assets	348,932
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$-	$120,440

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc., which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Certificate of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally-conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly to customers and to dealers in the United States.

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

Strategic Review

Following the hiring of the Company’s current Chief Executive Officer in the third quarter of 2021, the Company initiated a strategic review of their product development strategy, as they focus on creating value within the electric vehicle, last-mile delivery, and smart payload and enabling infrastructure markets. In connection with the strategic review, the Company canceled development of its planned next-generation three-wheeled high speed vehicle.

In December of 2021 the Company began research and development on the Vanish, including updates on their supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $22,935,353 for the year ended December 31, 2022, and negative cash flows from operations of $18,728,643 for the year ended December 31, 2022. At December 31, 2022, the Company had cash balances totaling $39,096,562 and $9,848,804 in marketable securities. In addition, overall working capital decreased by $22,639,376 during the year ended December 31, 2022. Management believes that the existing cash at December 31, 2022 will be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements.

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

Reclassification

Certain 2021 amounts were classified to conform to the current year presentation. Intangible assets were included into other assets on the consolidated balance sheet for current and prior year.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains total cash balances in one account which exceeds the federally insured limits. Management does not believe this results in any significant credit risk. The Company has no cash equivalents as of December 31, 2022 and 2021.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $9,848,804 in marketable securities as of December 31, 2022.

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

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. An allowance for doubtful accounts is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for doubtful accounts. As of December 31, 2022 and 2021, the Company had reserved an allowance for doubtful accounts of $2,349 and $173,138, respectively. All account receivables are made on an unsecured basis.

Inventory

Inventory consists of purchased chassis, cabs, batteries, truck beds and component parts which includes cost of raw materials, freight, direct labor, and related production overhead and are stated at the lower of cost or net realizable value, as determined using a first-in, first-out method. Inventory also includes a fleet of internally manufactured vehicles that serve demonstration and other purposes, the balance of which is being depreciated over their useful lives. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions. At June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion (“NCM”) line. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off for $1,317,289 to cost of goods sold. As of December 31, 2022, there was no longer a balance. The remainder of the balance was expensed through cost of goods sold for $621,097. During the year ended December 31, 2022, a $413,561 net realizable value adjustment was recorded due to the Club Car Discount (as defined below), spare inventory for the 411x was written off, net with the inventory reserve of $124,375, and $2,476,322 was expensed for impairment of inventory.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment and Software	1 – 3 years
Furniture and Fixtures	2 – 7 years
Machinery and Equipment	3 – 10 years
Leasehold Improvements	Shorter of useful or lease life

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful life of 3-10 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2022 and 2021 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $442,932 and $393,231 for years ended December 31, 2022 and 2021, respectively, included in General and Administrative Expenses.

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

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income tax calculation represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the consolidated financial statements or tax returns and related future anticipation. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of December 31, 2022 and 2021, there were no accruals for uncertain tax positions.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	For the Years Ended December 31,
	2022	2021
Options to purchase common stock	777,922	1,338,675
Restricted stock unvested	660,562	450,000
Restricted stock vested - unissued	-	43,000
Warrants outstanding	6,106,023	6,108,823
Preferred stock outstanding	2,475	2,475
Totals	7,546,982	7,942,973

Research and development costs

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $6,845,451 and $11,449,617 for the years ended December 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments -Credit Losses” (ASC 326) “Measurement of Credit Losses on Financial Instruments: and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets, including trade receivables. The standard will replace historic incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type consists of the following:

	Years Ended December 31,
	2022	2021
Revenue type
Product revenue	$2,716,583	$2,419,821
Shipping revenue	229,027	227,089
Miscellaneous Income	44,887	-
Service income	-	36,687
	$2,990,497	$2,683,597

Contract Liabilities

The Company recognizes a contract liability when a consideration is received, or if the Company has the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or an amount of consideration is due from the customer. The table below details the activity in the Company’s contract liabilities as of December 31, 2022 and 2021. The balance at the end of each period is reported as contract liability in the Company’s consolidated balance sheet.

	December 31,	December 31,
	2022	2021
Balance, beginning of period	$-	$24,000
Additions	-	-
Transfer to revenue	-	(24,000)
Balance, end of period	$-	$-

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of December 31, 2022 and 2021, warranty reserves were recorded within accrued expenses of $410,017 and $240,517, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of amounts due from invoiced customers and product deliveries and were as follows:

	December 31,	December 31,
	2022	2021
Trade receivables	$512,420	$1,142,567
Less: Allowance for doubtful accounts	(2,349)	(173,138)
	$510,071	$969,429

The Company reduced allowance for doubtful accounts by $170,789 for the year ended December 31, 2022, due to collecting on past due accounts, and recorded $4,485 of bad debt expense of direct write off for the year ended December 31, 2022.

NOTE 6. INVENTORY, NET

Inventory, net consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$330,931	$3,481,614
Work-in-progress	-	51,441
Finished goods	639,450	210,982
	$970,381	$3,744,037

For the years ended December 31, 2022 and 2021, depreciation recorded for fleet inventory was $87,586 and $95,544. The Company determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion line (“NCM”). 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units discovered a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289. The Club Car Discount during the years ended December 31, 2022 required a $413,561 net realizable value adjustment, necessitating the value of inventory to be written down, spare inventory for the 411x was written off, net with the inventory reserve of $124,375.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,	December 31,
	2022	2021
Prepaid final assembly services	$-	$439,660
Prepayments for inventory	1,174,466	1,622,617
Prepayments for insurance	118,434	-
Prepayments on advances on design	75,000	-
Prepayments on software	103,851	-
Prepaid other	7,094	213,901
	$1,478,845	$2,276,178

As of December 31, 2021 the balance of prepaid expenses and accrued expenses, net with Cenntro was $602,016. As of December 31, 2022, there was no longer a balance. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021
Computer and equipment	$1,970,001	$853,695
Furniture and fixtures	323,789	173,155
Lease improvements	952,952	282,271
Prototypes	-	300,376
Computer software	455,875	455,875
	3,702,617	2,065,372
Less: Accumulated depreciation	(1,510,280)	(1,230,212)
	$2,192,337	$835,160

Depreciation expense for the years ended December 31, 2022 and 2021 was $580,445, of which $101,581 was related to retiring legacy assets, and $314,164, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. MARKETABLE SECURITIES

Marketable securities purchased in 2022 consisted of the following:

December 31, 2022
		Realized	Unrealized	Transferred
	Cost Basis	Gains	Loss	to Cash	Total
Bonds	$12,235,258	$160,990	$(1,713)	$(10,310,473)	$2,084,062
US Treasury securities	7,764,742	-	-	-	7,764,742
	$20,000,000	$160,990	$(1,713)	$(10,310,473)	$9,848,804

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

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

During the year ended December 31, 2022, the Company issued 374,686 shares of common stock upon the vesting of restricted stock.

Restricted Stock

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. 43,000 shares of common stock remained unissued as of December 31, 2021; these shares were issued during the years ended December 31, 2022.

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 442,249 shares of restricted stock to non-executive directors at a value of $1.29 per share. During the years ended December 31, 2022, 331,686 shares were issued and vested.

Preferred Stock

Upon closing of the Merger, the Company assumed the Series H, H-3 and H-6 preferred stock of DropCar, Inc., which respective conversion prices have been adjusted to reflect the May 2020 one-for-five reverse split.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $184.80 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2022, such payment would be calculated as follows:

Number of Series H Preferred Stock outstanding as of December 31, 2022	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	6.66
Multiplied by the fair market value of Company Common Stock as of December 31, 2022	$0.38
Liquidation Value	$2.66

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

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2022, such payment would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of December 31, 2022	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of December 31, 2022	$0.38
Liquidation Value	$391

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

In the event of liquidation, the holders of the Series H-6 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-6 Preferred Stock into common stock immediately prior to the date of such payment. As of December 31, 2022, such payment would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of December 31, 2022	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of December 31, 2022	$0.38
Liquidation Value	$547

AYRO Series Seed Preferred Stock

Prior to the Merger, the Company was authorized to issue 8,472,500 shares of preferred stock, no par value, of which all were designated as Series Seed Preferred Stock. As of December 31, 2022 and 2021, no shares of Series Seed Preferred Stock were issued and outstanding. In conjunction with the Merger, all 7,360,985 shares of AYRO Series Seed Preferred Stock were converted into approximately 2,007,193 shares of the Company Common Stock after taking into account the Exchange Ratio, Reverse Stock Split and Stock Dividend.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

AYRO Seed Warrants

Prior to the Merger, the Company issued 461,647 warrants (the “AYRO Seed Warrants”) with an exercise price $7.33. The AYRO Seed Warrants terminate five years from the grant date. As of December 31, 2022, there were 448,005 AYRO Seed Warrants outstanding.

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

Series H-3 Warrants

As a result of the Merger, 2,800 Series H-3 Warrants transferred to AYRO and have an exercise price of $165.60 per share, subject to adjustments (the “Series H-3 Warrants”). Subject to certain ownership limitations, the Series H-3 Warrants are immediately exercisable from the issuance date and will be exercisable for a period of five (5) years from the issuance date. As of December 31, 2022, all 2,800 Series H-3 Warrants expired.

Series H-4 Warrants

As a result of the Merger, 37,453 Series H-4 Warrants transferred to AYRO and have an exercise price of $15.60. The Series H-4 Warrants contain an anti-dilution price protection and the warrants cannot be less than $15.60 per share. As of December 31, 2022, there were 37,453 Series H-4 Warrants outstanding.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series J Warrants

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

If at any time (i) the VWAP of the Common Stock exceeds $9.00 for not less than the mandatory exercise measuring period; (ii) the daily average number of shares of Common Stock traded during the mandatory exercise measuring period equals or exceeds 25,000; and (iii) no equity conditions failure has occurred as of such date, then the Company shall have the right to require the holder to exercise all or any portion of the Series J Warrants still unexercised for a cash exercise. As of December 31, 2022, there were 52,023 Series J Warrants outstanding.

Series H-5 Warrants

As a result of the Merger, 296,389 Series H-5 Warrants were transferred to AYRO and have an exercise price of $2.50 per share. Subject to certain ownership limitations, the H-5 Warrants will be exercisable beginning six months from the issuance date and will be exercisable for a period of five years from the initial issuance date.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor of $0.792 per share). An anti-dilution adjustment was triggered resulting in an adjusted exercise price per share from $3.96 to $2.50, resulting in an issuance of an additional 173,091 warrants that are exercisable at $2.50 per share. As of December 31, 2022, there were 348,476 Series H-5 Warrants outstanding.

The Series H-1, H-4, J and H-5 Warrants expire through the years 2023-2024.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other AYRO Warrants

On June 19, 2020, the Company agreed to issue finder warrants (the “June Finder Warrants”) to purchase 27,273 shares of the Company’s common stock at an exercise price of $2.75 per share to a finder or its designees, and the Company agreed to issue warrants to Palladium (the “June Placement Agent Warrants”) to purchase 126,000 shares of the Company’s common stock at an exercise price of $2.875 per share. The June Finder Warrants and June Placement Agent Warrants terminate after a period of 5 years on June 19, 2025. As of December 31, 2020, 126,000 of the June Placement Agent Warrants had been exercised. As of December 31, 2022, the 27,273 June Finder Warrants were outstanding.

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

The July 8 Finder Warrants and July 8 Placement Agent Warrants terminate after a period of 5 years on July 8, 2025. As of December 31, 2022, there were 71,770 July 8 Finder Warrants and 147,368 July 8 Placement Agent Warrants were outstanding.

On July 22, 2020, the Company agreed to issue warrants to Palladium (the “July 22 Placement Agent Warrants”) to purchase 129,500 shares of the Company’s common stock at an exercise price of $5.750 per share. The July 22 Placement Agent Warrants terminate after a period of 5 years on July 22, 2025. As of December 31, 2022, there were 129,500 July 22 Placement Agent Warrants outstanding.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2020, the Company issued a warrant (the “September Warrant”) to purchase 31,348 shares of the Company’s common stock at an exercise price of $3.19 per share to a vendor for facilitating a manufacturing agreement. The September Warrant is immediately exercisable and expires on September 25, 2025. The September Warrant was classified as equity and the estimated fair value of $2.13 per share was computed as of September 25, 2020, using the Black-Scholes model. The Company recorded $66,845 as stock-based compensation expense during the fourth quarter of 2020 for the total fair value of the September Warrant. As of December 31, 2022, there were 31,348 September Warrants outstanding.

On November 22, 2020, the Company entered into a Securities Purchase Agreement with new and current stockholders of the Company, pursuant to which such stockholders agreed to purchase shares of AYRO’s Common Stock, Series A Warrants and Series B Warrants to purchase AYRO’s Common Stock for an aggregate purchase price of $9,999,997. Each purchaser additionally purchased and received Series A Warrants and Series B Warrants equal to 75% and 50% of the purchased shares, for a total of 1,237,624 Series A Warrants and 825,084 Series B Warrants. The Series A Warrants were immediately exercisable, in whole or in part at a strike price of $8.09 and expired on May 24, 2021. The Series B Warrants are immediately exercisable, in whole or in part, at a strike price of $8.90, and terminate five years from the date issuance on November 24, 2025. As of December 31, 2022, there were no Series A Warrants and 825,084 Series B Warrants outstanding.

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

The November Finder Warrants and November Placement Agent Warrants terminate after a period of 5 years on November 22, 2025. As of December 31, 2022, there were 56,256 November Finder Warrants and 57,756 November Placement Agent Warrants outstanding.

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

On January 25, 2021, the Company agreed to issue warrants to Palladium, the placement agent for the January 2021 offering to purchase 233,334 shares of the Company’s common stock at an exercise price of $6.93 per share. The warrants are exercisable six months following issuance and terminate on July 23, 2023. As of December 31, 2022 all 3,566,668 warrants are outstanding.

On February 11, 2021, the Company agreed to issue warrants to Spartan Capital Securities, LLC and its affiliates (the “February Finder Warrants”) to purchase 15,574 shares of the Company’s common stock at an exercise price of $10.925 per share and to purchase 35,885 shares of the Company’s common stock at an exercise price of $10.45 per share to a finder or its designees. In addition, the Company agreed to issue warrants to Palladium (the “February Placement Agent Warrants”) to purchase 255,584 shares of the Company’s common stock at an exercise price of $10.925 per share. The February Finder Warrants and February Placement Agent Warrants terminate after a period of 5 years on February 26, 2026. As of December 31, 2022, there were 51,459 February Finder Warrants and 255,584 February Placement Agent Warrants were outstanding.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	3,501,014	$8.03	2.87
Granted	3,873,711	$7.24
Exercised	(13,642)	$7.33
Expired	(1,252,260)	$8.80
Outstanding at December 31, 2021	6,108,823	$7.37	2.31
Expired	(2,800)	165.60
Outstanding at December 31,2022	6,106,023	$7.30	1.32

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

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 1,158,899 stock options, restricted stock and warrants remaining under this plan as of December 31, 2022.

AYRO 2017 Long Term Incentive Plan

The Company has reserved a total of 477,983 shares of its common stock pursuant to the AYRO, Inc. 2017 Long-Term Incentive Plan. The Company had 128,606 shares of common stock outstanding under the plan at December 31, 2022. At December 31, 2022, no shares remained available for grant under future awards under the 2017 Long-Term Incentive Plan. In conjunction with the 2020 incentive plan, the remaining unissued amounts were cancelled.

DropCar Amended and Restated 2014 Equity Incentive Plan

The Company’s equity incentive plan created in 2014 (the “2014 Plan”) was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Plan, 141,326 shares of common stock were reserved for issuance. As of December 31, 2022, there were no shares available for grant under the 2014 Plan.

Stock-based compensation, including stock options, and restricted stock, expense is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2022	2021
Research and development	$21,922	$73,447
Sales and marketing	25,811	224,076
General and administrative	1,192,396	7,258,760
Total	$1,240,129	$7,556,282

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2020	1,920,269	$4.40	8.66
Exercised	(555,004)	$(2.72)
Forfeitures	(26,590)	$(2.52)
Outstanding at December 31, 2021	1,338,675	$5.14	8.26
Granted	173,500	0.97
Exercised	-	-
Forfeitures	(734,253)	3.13
Outstanding at December 31, 2022	777,922	6.15	7.56

Of the outstanding options, 612,963 were vested and exercisable as of December 31, 2022. At December 31, 2022 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $65,291 and $1,232,402 of stock option expense for the years ended December 31, 2022 and 2021, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of December 31, 2022 was $142,648 and will be recognized on a straight-line basis through the end of the vesting periods through April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Determining the appropriate fair value of the stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and the expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company granted 173,000 shares on May 6, 2022, at a grant date fair value of $0.97. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the following inputs when valuing stock-based awards.

	For the Years Ended December 31,
	2022	2021
Expected life (years)	6	n/a
Risk-free interest rate	3.04%	n/a
Expected volatility	128.67%	n/a
Stock Price	$0.84	n/a
Exercise Price	$0.97	n/a

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

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2020	1,072,503	$5.30
Granted	622,000	$3.91
Vested	(1,201,891)	$5.71
Forfeitures	(42,612)	$3.17
Outstanding at December 31, 2021	450,000	$2.48
Granted	542,248	$1.06
Vested	(331,686)	$1.29
Outstanding at December 31, 2022	660,562	$1.91

In September 2020, the Company issued 436,368 shares of restricted stock to current directors, of which 15,115 immediately vested and the remainder to vest in December 2020, which was subsequently modified to vest in full in May 2021. The Company recognized compensation expense during the year ended December 31, 2022 and 2021 of $0 and $699,527, respectively.

In December 2020, based on objectives achieved, the Company issued 651,250 shares of restricted stock to Rodney C. Keller, Jr. that vest according to the following vesting schedule: one-third vested on May 28, 2021, one-third was to vest on December 4, 2021 and one-third was to vest on December 4, 2022. In September 2021 all 434,166 unvested shares of Keller Restricted Stock vested pursuant to Mr. Keller’s separation agreement. Compensation expense recognized for the Keller Restricted Stock for the years ended December 31, 2022 and 2021 was $0 and $4,126,618, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. All awards vested during the year ended December 31, 2021. The Company recognized compensation expense during the year ended December 31, 2021 of $329,380.

In September 2021, pursuant to the employment agreement with Thomas M. Wittenschlaeger, the Company issued 450,000 shares of restricted stock at a value of $2.48 per share. Vesting will occur as predetermined value-based targets are met. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero. Volatility was determined using a three-year lookback with a 110% determination. The expected term is December 27, 2023 for the fifth and final tranche. During the year ended December 31, 2022 and 2021 the Company recognized $646,771 and $180,215 respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2022 was $290,118 and will be recognized on a straight-line basis per target through the end of each vesting period through December 2023.

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 442,248 shares of restricted stock to non-executive directors at a value of $1.29 per share. 331,686 shares vested during the year ended December 31, 2022. The remainder vested in full in January 2023. The Company recognized compensation expense during the year ended December 31, 2022 and 2021 of $522,958 and $0 respectively. $42,788 remained unrecognized as of December 31, 2022.

On August 23, 2022, pursuant to the employment agreement with David E. Hollingsworth, the Company issued 100,000 shares of restricted stock at a value of $0.03 per share. Vesting will occur as predetermined value-based targets are met. We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. During the year ended December 31, 2022 and 2021 the Company recognized $1,001 and $0 respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 100% , respectively, of the Company’s revenues for the year ended December 31, 2022 and for two customers 79% and 20%, respectively, for the year ended December 31, 2021.

Accounts Receivable

As of December 31, 2022 one customer accounted for 100% of the Company’s net accounts receivable. As of December 31, 2021 two customers accounted for more than 10% of the Company’s net accounts receivable. One customer accounted for approximately 87% of the Company’s gross account receivable and a second customer accounted for approximately 10% of the Company’s gross account receivable.

Purchasing

The Company places orders with various suppliers. During the years ended December 31, 2022 and 2021, three suppliers accounted for more than 10% of the Company’s raw materials. One supplier, Cenntro Automotive Group (“Cenntro”), a related party – see Note 14 – accounted for approximately 50% and 62%, respectively, of the Company’s purchases of raw materials during the years ended December 31, 2022 and 2021. The second supplier accounted for 19% and 9%, respectively, of the Company’s purchases of raw materials during the years ended December 31, 2022 and 2021. The third supplier accounted for 10% of the Company’s purchases of raw materials during the year ended December 31, 2022.

Manufacturing

On May 31, 2022, the Company received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although the Company does not believe Cenntro’s termination of the Cenntro MLA is valid, the Company has determined to cease production of the AYRO 411x and focus its resources on the development and launch of the Vanish. The Company has canceled all purchase orders and future builds with Cenntro and currently intends to only order replacement parts for vehicles from Cenntro in the future. The Company is in discussions with Cenntro concerning the potential repurchase by Cenntro of unsaleable inventory due to quality concerns. AYRO expects to lose its exclusive license under the Cenntro MLA, in which case Cenntro could sell similar products through other companies or directly to the Company’s customers, which could have a material adverse effect on its results of operations and financial condition.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS

The Company had received short-term expense advances from its founders. For the years ended December 31, 2022 and 2021, the amounts outstanding were $15,000 for each year and recorded as a component of accounts payable on the accompanying consolidated balance sheets.

During the year ended December 31, 2022, the Company paid $60,000 to a member of the Board of Directors for approved consulting services.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The Company paid Karma an amount of $440,000 for the first production level builds and $80,000 for setup costs. In addition, the Company issued warrants to an advisor to the transaction with a fair value of $66,845 due at signing of the contract, which amount was expensed in the prior year. The payment was recorded as prepaid expense as of December 31, 2020. For the year ended December 31, 2021, the Company recorded expense of $641,140 related to the Karma Agreement for the assembly of the AYRO 411 and 411x vehicles (the “AYRO 411 Fleet”), of which $468,480 was recorded to reduce the total remaining prepaid expense to match the expected number of 411x vehicles to be built in 2022. This amount was recorded against cost of goods for direct labor as part of the first production level builds, and $73,333 was recorded for pre-production costs. No prepaid balance remained as of December 31, 2022.

On July 28, 2022, the Company partnered with Linamar Corporation (“Linamar”) a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, the Company may terminate upon written notice within three days of completion of such change in control.

In the event the Company terminates the Linamar MLA prior to its expiration, whether following a change in control or otherwise, the Company must purchase any remaining raw material inventory, finished goods inventory and work in progress and any unamortized capital equipment used in production and testing of the Products and pay a termination fee of $750,000, subject to certain adjustments. The Company is dependent on the Linamar MLA, and in the event of its termination the Company’s manufacturing operations and customer deliveries would be materially impacted.

Under the Linamar MLA, the Company must commit to certain minimum purchase requirements, to be determined by AYRO on a quarterly basis.

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

As of December 31, 2021 the net balance between prepaid expenses and accrued expenses with Cenntro was a prepaid balance of $602,016. As of December 31, 2022 the balance was zero. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. Additionally, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289.

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

During March 2021, the Company subleased additional office space to support the Company’s expansion plan. The term is for 16 months with no lease obligation remaining as of December 31, 2022. In connection with the adoption of ASC 842, Leases, the Company has elected to treat the lease and non-lease components as a single component.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term for the Company’s lease as of December 31, 2022 is 4.25 years. The Company currently has no finance leases.

During the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $306,689 and $180,404 respectively.

The components of lease expense consist of the following:

	Years Ended December 31,
	2022	2021
Operating lease expense	$409,543	$462,105
Short-term lease expense	153,572	8,296
Total lease cost	$563,115	$470,401

Balance sheet information related to leases consists of the following:

	December 31, 2022	December 31, 2021
Assets
Operating lease – right-of-use asset	$819,401	$1,012,884
Total lease assets	$819,401	$1,012,884

Liabilities
Current liabilities:
Lease obligation – operating lease	$165,767	$206,426
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	693,776	859,543
Total lease liability	$859,543	$1,065,969

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	4.25
Weighted average discount rate – operating lease	10.41%

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flow information related to leases consists of the following:

	December 31, 2022	December 31, 2021
Operating cash flows for operating leases	$306,689	$180,404
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$-	$120,440

Future minimum lease payment under non-cancellable lease as of December 31, 2022 are as follows:

As of December 31, 2022	Operating Leases
2023	247,533
2024	254,277
2025	261,223
2026	268,378
2027	44,929
Total minimum lease payments	1,076,340
Less effects of discounting	(216,797)
Present value of future minimum lease payments	$859,543

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

As of January 1, 2019, DropCar had accrued approximately $232,000 for the settlement of multiple employment disputes. As of December 31, 2021 the accrual balance was $3,500, as of December 31, 2022 the remainder has been paid.

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

DropCar was a defendant in a class action lawsuit which resulted in a judgement entered into whereby the Company is required to pay legal fees in the amount of $45,000 to the plaintiff’s counsel. As of December 31, 2022 there is no balance due.

DropCar was audited by the New York State Department of Taxation and Finance (“DOTF”) for its sales tax paid over the period of 2017 – 2020. The DOTF believes DropCar owes additional sales tax plus interest. Management is investigating the details this audit. As of December 31, 2021, the Company has accrued $476,280 in expense for such additional sales tax and interest and paid as of December 31, 2022.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Income tax benefit at statutory U.S. federal rate	$(4,816,424)	$(6,946,677)
Permanent differences - equity based compensation	51,381	310,384
Income tax benefit attributable to U.S. states	(936,810)	(965,708)
Permanent difference - non-deductible compensation	-	765,339

Basis adjustments	-	70,544
Change in valuation allowance	5,701,853	6,766,118
	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$15,843,010	$11,733,274
Intangible assets	99,566	85,758
Capitalized research and development expense	1,490,870	-
Equity based compensation	743,567	569,350
Warrants	156,851	156,851
Accrued compensation	1,467	33,147
Property and equipment	1,492	73,646
Lease liability	210,195	260,674
Other	113,487	93,268
Deferred tax assets	18,660,505	13,005,968
Deferred tax liabilities
ROU asset	(200,379)	(247,695)

Deferred tax liabilities	(200,379)	(247,695)

Valuation allowance	18,460,126	12,758,273
Net deferred tax asset/(liability)	$-	$-

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

Management does not believe that there are significant uncertain tax positions in 2022. There are no interest and penalties related to uncertain tax positions in 2022. The Company has federal net operating loss carryforwards of $64,332,435 and $48,152,539 as of December 31, 2022 and 2021, respectively. $995,801 of the federal net operating loss is subject to a 20-year carry forward, with a portion beginning to expire in 2036. $63,336,634 of the federal net operating loss has an indefinite carry forward period subjected to 80% of taxable income. The Company had state net operating loss carryforwards totaling $48,091,426 and $34,824,332 at December 31, 2022 and 2021. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets for the tax years subject to examination for the major jurisdictions where the Company conducts business as of December 31, 2022.

Federal	2016 to 2022
Georgia	2019 to 2022

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for this Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $6,729,353. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

On August 16, 2022, the Inflation Reduction Act was enacted into law. This Act includes a 15.0 percent book minimum tax on the adjusted financial statement income of applicable corporations, a number of clean-energy tax credits, and a 1.0 percent excise tax on certain stock buybacks. The Company does not expect these changes to have a material impact on the provision for income taxes or the financial statements.

NOTE 16. SUBSEQUENT EVENTS

The Company issued 110,562 shares of common stock upon the vesting of restricted stock on January 27, 2023.

