Form 10-K/A
period 2022-12-31
AYRO, Inc.
filed 2023-05-01
CIK 1086745

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

As of April 28, 2023, the registrant had 37,352,203 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum LLP	East Hanover, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of AYRO, Inc., as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Accordingly, the reference on the cover page of the Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K has been removed.

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

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 23, 2023, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

On May 28, 2020, pursuant to the previously announced Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among AYRO, Inc., a Delaware corporation previously known as DropCar, Inc. (the “Company”), ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, Inc., a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with each issued and outstanding share of AYRO Operating’s common stock, including shares underlying AYRO Operating’s outstanding equity awards and warrants, being converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s common stock, and with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “ the Company” and “AYRO” refer to AYRO, Inc. and its subsidiaries. References to “DropCar” refer to DropCar, Inc. prior to the Merger.

Immediately following the effective time of the Merger, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”), and immediately following the Reverse Stock Split, we issued a stock dividend of one share of Company common stock for each outstanding share of AYRO Operating common stock to all holders of record immediately following the effective time of the Reverse Stock Split (the “Stock Dividend”). The net result of the Reverse Stock Split and the Stock Dividend was a 1-for-5 reverse stock split (the “Reverse Split”). All share numbers and exercise prices included herein have been adjusted to give retroactive effect to the Reverse Split.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of April 28, 2023:

Name	Age	Director Since	Position with the Company
Thomas M. Wittenschlaeger	65	December 2021	Chief Executive Officer; Director
Joshua Silverman	53	August 2016	Chairman of the Board
Sebastian Giordano	65	February 2013	Director
Greg Schiffman	65	February 2018	Director
Zvi Joseph	56	January 2018	Director
George Devlin	69	May 2020	Director
Wayne R. Walker	64	November 2020	Director

The following sets forth biographical information and the qualifications and skills for each director:

Thomas M. Wittenschlaeger. Mr. Wittenschlaeger is an experienced executive with a background in the electric vehicle (“EV”) industry and vehicle technologies businesses. Mr. Wittenschlaeger has served as the Company’s Chief Executive Officer since September 2021. From August 2019 to September 2021, Mr. Wittenschlaeger served as chief executive officer of Nantmobility, Inc., an EV company in the micromobility segment. From February 2015 to July 2019, he served as an executive at FOX Factory, Inc., a developer of off-road and performance vehicle components, serving as President of its Powered Vehicles Group from February 2015 to June 2018, and as Chief Strategy Officer from June 2018 to July 2019. Prior to joining FOX Factory, Inc., Mr. Wittenschlaeger served as President of NantTronics, Inc., a wireless infrastructure and enabling technologies company, from November 2012 to January 2015. From December 2011 to November 2012, he served as chairman and chief executive officer of KeyOn Communications Holdings, Inc., during which time he guided the company through a business rationalization, comprehensive financial restructuring, asset divestiture and controlled wind-down and restored two businesses to operations from a shutdown state. During a 16-year stint at the Hughes Aircraft Company, he researched advanced technology products for the automotive market as well as for the military transport market decades in advance of their ultimate adoption. Mr. Wittenschlaeger holds a B.S. in electrical engineering from the United States Naval Academy and is a graduate of the Executive Program in Management, Business Administration, and Operations at the Anderson School of Management, University of California at Los Angeles. His portfolio of patents includes IP in vehicle damper tuning, wireless infrastructure, cyber resiliency and supercomputing.

Joshua Silverman. Mr. Silverman has been our director since May 28, 2020, and currently serves as Chairman of the Board. Prior to the Merger, Mr. Silverman had served as a member of the DropCar Board of Directors since the 2018 Merger (as defined below). Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder of, and was previously a principal and managing partner of, Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. From its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies, and was often called upon by such companies to solve inefficiencies relating to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the President of the United States. Mr. Silverman currently serves as a director of MYMD Pharmaceuticals, Inc. (NASDAQ: MYMD), Pharmacyte, Inc. (NASDAQ: PMCB), Synaptogenix, Inc. (NASDAQ: SNPX) and Petros Pharmaceutical, Inc. (NASDAQ: PTPI), all of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and director of numerous public companies.

Sebastian Giordano. Mr. Giordano served as a member of the DropCar Board of Directors since the completion of the business combination with DropCar, Inc. (“Private DropCar”) and DC Acquisition Corporation, pursuant to which Private DropCar became a wholly owned subsidiary of WPCS International Incorporated (“WPCS”), which then changed its name to DropCar on January 30, 2018 (the “2018 Merger”), and, prior to that time, served as a director of WPCS since February 2013, and has continued to serve as a director of the Company following the Merger. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the 2018 Merger. Mr. Giordano has served as Chairman and Chief Executive Officer of Transportation and Logistics Systems, Inc. (OTCQB: TLSS) since January 2022. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and MBA degrees from Iona College. Mr. Giordano’s qualifications to sit on the Board include his broad management experience, including having served as Chief Executive Officer of WPCS.

Greg Schiffman. Mr. Schiffman served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and has continued to serve as a director of the Company following the Merger. Mr. Schiffman has served as the Chief Financial Officer of privately-held AbSci, LLC since April 2020. He previously served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He also previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, Dendreon Corporation, from December 2006 through December 2013 and Affymetrix Corporation, from August 2001 through November 2006. He currently serves on the boards of directors of several private companies. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management. Mr. Schiffman’s qualifications to sit on the Board include his financial background, business experience and education.

Zvi Joseph. Mr. Joseph served as a member of the DropCar Board of Directors since the closing of the 2018 Merger and has continued to serve as a director of the Company following the Merger. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business and a Corporate Director Certificate, Corporate Governance, from Harvard Business School. Mr. Joseph is NACD Directorship Certified®. Mr. Joseph’s qualifications to sit on the Board include his legal experience and education.

George Devlin. Mr. Devlin has, since 2007, managed his own consulting business, Venture Connections (G&L Devlin Limited), primarily focused on helping early-stage companies with fundraising, commercialization and strategic planning. From 2005 to 2007, Mr. Devlin worked in operations at Texas Pacific Group (TPG – Private Equity), where he supported deal partners on due diligence and transformation activities involved in deals. From 2002 to 2005, Mr. Devlin served as Chief Executive Officer of Vivecon, a Stanford University start-up in Supply Chain Risk Management solutions. From 2001 to 2002, he served as Chief Operations Officer of Converge, Inc. From 1998 to 2001, Mr. Devlin worked at Compaq Computer Corporation, eventually holding the post of Senior Vice President of Global Operations based in Houston, Texas. He is a native of Scotland and graduated with a Business Studies diploma and a postgraduate diploma in Human Resources from Glasgow Polytechnic, now called Caledonian University. Mr. Devlin’s qualifications to serve on the Board include his international experience and expertise, ranging from a successful career as an executive in a major global corporation (supply chain and operations) to becoming an entrepreneur and helping many early-stage start-up technology companies globally.

Wayne R. Walker. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2018 to the present, Mr. Walker has served as a director of Wrap Technologies, Inc. (NASDAQ: WRAP), an innovator of modern policing solutions, where he also serves as Chair of the Nominating and Governance Committee and of the Compensation Committee. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as Chairman of the Board of Directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as Chairman of the Board of Directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as Chairman of the Board of Trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc. (NASDAQ: PTPI), which focuses on men’s health, where he also serves as Chair of the Nominating and Governance Committee. Mr. Walker has also served on the Board of Directors for the following companies and foundations: Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a J.D. from Catholic University (Washington, DC) and a B.A. from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association. Mr. Walker’s qualifications to serve on the Board include his business experience and his extensive board experience.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of April 28, 2023:

Name	Age	Officer Since	Position with the Company
Thomas M. Wittenschlaeger	65	September 2021	Chief Executive Officer
David E. Hollingsworth	43	January 2022	Chief Financial Officer

Please see the biography of Mr. Wittenschlaeger on page 3 of this Amendment.

David E. Hollingsworth. Mr. Hollingsworth is a senior level accounting professional with extensive experience in financial reporting, analysis, regulation, and supervision. Mr. Hollingsworth has served as the Company’s Chief Financial Officer since August 2022 and as its Interim Chief Financial Officer from January 2022 to August 2022. From March 2021 until January 2022, Mr. Hollingsworth served as a consultant with Bridgepoint Consulting, a provider of financial, technology, and management consulting services, and served as the Company’s Controller under a consulting agreement between the Company and Bridgepoint Consulting. From January 2020 until March 2021, he served as Controller at Wondercide LLC, a pest control manufacturer. Before that, he worked as a Controller Consultant at Bridgepoint Consulting from October to December 2019. From September 2018 to September 2019, Mr. Hollingsworth served as Financial Controller of CPI Products, a manufacturer of plastic products, where he oversaw accounting and financial functions, directed human resources for corporate staff at three manufacturing locations, and designed and implemented department performance criteria and tracking. From May 2015 until August 2018, Mr. Hollingsworth served as Corporate Controller of Sunworks, Inc., a provider of solar power systems. Mr. Hollingsworth holds an MBA from Weber State University and a B.S. in Accounting from Brigham Young University - Idaho.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2022, except for the following: (i) Joshua Silverman made a late Form 4 filing on November 3, 2022 with respect to one transaction, a broker-assisted sale of common stock; (ii) Zvi Joseph made a late Form 4 filing on November 3, 2022 with respect to one transaction, a broker-assisted sale of common stock; (iii) Sebastian Giordano made a late Form 4 filing on November 3, 2022 with respect to one transaction, a broker-assisted sale of common stock; and (iv) Greg Schiffman made a late Form 4 filing on November 3, 2022 with respect to one transaction, a broker-assisted sale of common stock.

Corporate Code of Conduct and Ethics and Whistleblower Policy

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy (the “Code of Conduct”) that applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Code of Conduct addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Conduct, employee misconduct, improper conflicts of interest or other violations. Our Code of Conduct is available on our website at https://ayro.com/ in the “Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Code of Conduct at the same web address provided above.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in our proxy statement for our 2022 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) all individuals who served as our principal executive officer during the fiscal year ended December 31, 2022, (ii) our two most highly compensated executive officers, other than individuals who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2022, with compensation during the fiscal year ended December 31, 2022 of $100,000 or more, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2022 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2022 were as follows:

●	Thomas M. Wittenschlaeger, Chief Executive Officer
●	David E. Hollingsworth, Chief Financial Officer;
●	Curtis Smith, Former Chief Financial Officer;
●	Richard Perley, Former Chief Marketing Officer.

Change in Management

From September 2021 through January 2022, we underwent a change in management. In September 2021, Mr. Wittenschlaeger joined the Company as Chief Executive Officer. Following the hiring of Mr. Wittenschlaeger, in January 2022 Messrs. Smith and Perley resigned from their respective positions as Chief Financial Officer and Chief Marketing Officer and Mr. Hollingsworth was hired as the Company’s Interim Chief Financial Officer. On August 22, 2022, the Company appointed Mr. Hollingsworth as Chief Financial Officer.

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our senior management, subject to the review and approval of our Board.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2022, we designed our executive compensation program to achieve the following objectives:

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

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2022, and 2021 by the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Thomas M. Wittenschlaeger (2)	2022	263,700	132,500	-	-	-	396,200
Chief Executive Officer	2021	71,106	-	1,117,092	-	-	1,188,198

David E. Hollingsworth (3)	2022	209,675	87,100	2,760	-	-	299,535
Chief Financial Officer

Curtis Smith (4)	2022	-	-	-	-	245,833	245,833
Former Chief Financial Officer	2021	226,506	50,000	-	-	-	276,506

Richard Perley (5)	2022	-	-	-	-	245,833	245,833
Former Chief Marketing Officer	2021	149,998	50,002	-	-	-	200,000

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 of the financial statements included in our Annual Report on Form 10-K filed with the SEC on March 23, 2022
(2)	Appointed as an officer of the Company effective as of September 23, 2021.
(3)	Appointed as an officer of the Company effective as of January 14, 2022.
(4)	Resigned effective as of January 14, 2022.
(5)	Terminated engagement with the Company effective as of January 14, 2022.

Narrative Disclosure to Summary Compensation Table

The Company has entered into an executive employment agreement with Mr. Wittenschlaeger. Prior to the Merger, AYRO Operating had entered into an employment agreement with Mr. Smith. Immediately prior to the effective time of the Merger AYRO Operating entered into an amendment to the current executive employment agreement with Mr. Smith, effective upon completion of the Merger.

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

The Wittenschlaeger Employment Agreement provides that Mr. Wittenschlaeger is entitled to receive an annual base salary of two hundred-eighty thousand dollars ($280,000), payable in equal installments semi-monthly pursuant to the Company’s normal payroll practices. For the 2021 fiscal year, Mr. Wittenschlaeger was eligible to receive a partial bonus as determined by the Board, based upon the achievement of short-term target objectives and performance criteria as agreed upon by Mr. Wittenschlaeger and the Board, with such partial bonus payable no later than March 15, 2022. Mr. Wittenschlaeger is also eligible to receive, for subsequent fiscal years during the term of his employment, periodic bonuses up to 50% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. For the fiscal year ended December 31, 2022, Mr. Wittenschlaeger was awarded a bonus of $132,500. For Targets and performance criteria shall be established by the Board after consultation with Mr. Wittenschlaeger, but the evaluation of Mr. Wittenschlaeger’s performance shall be at the Board’s sole discretion. The Wittenschlaeger Employment Agreement also entitles Mr. Wittenschlaeger to receive customary benefits and reimbursement for ordinary business expenses and relocation expenses of $15,000.

In connection with Wittenschlaeger’s appointment and as an inducement to enter into the Wittenschlaeger Employment Agreement, the Company granted Mr. Wittenschlaeger 450,000 shares of the Company’s restricted common stock, pursuant to a restricted stock award agreement entered into by the Company with Mr. Wittenschlaeger on September 23, 2021, which shares shall vest in tranches of 90,000 shares upon the achievement of certain stock price, market capitalization and business milestones.

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

Executive Employment Agreement with David E. Hollingsworth

In connection with Mr. Hollingsworth’s appointment as the Company’s Chief Financial Officer, on August 23, 2022, the Company entered into an executive employment agreement (the “Hollingsworth Employment Agreement”) with Mr. Hollingsworth setting forth the terms and conditions of Mr. Hollingsworth’s employment, effective August 23, 2022. Pursuant to the Hollingsworth Employment Agreement, Mr. Hollingsworth will serve as the Chief Financial Officer of the Company for a two-year initial term commencing on August 23, 2022, which term may be renewed for up to two successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Hollingsworth Employment Agreement.

The Hollingsworth Employment Agreement provides that Mr. Hollingsworth is entitled to receive an annual base salary of two hundred-thirty thousand dollars ($230,000), payable in equal installments semi-monthly pursuant to the Company’s normal payroll practices. For each fiscal year during the term of his employment, Mr. Hollingsworth is eligible to receive periodic bonuses of up to 40% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. Targets and performance criteria shall be established by the Board after consultation with Mr. Hollingsworth and the Company’s Chief Executive Officer, but the evaluation of Mr. Hollingsworth’s performance shall be at the Board’s sole discretion. For the fiscal year ended December 31, 2022, Mr. Hollingsworth was awarded a bonus of $87,100. The Hollingsworth Employment Agreement also entitles Mr. Hollingsworth to receive customary benefits and reimbursement for ordinary business expenses.

In connection with Mr. Hollingsworth’s appointment and as an inducement to enter into the Hollingsworth Employment Agreement, the Company granted Mr. Hollingsworth 100,000 shares of the Company’s restricted common stock, which shares shall vest in tranches of 25,000 shares upon the achievement of certain stock price, market capitalization and business milestones.

The Company may terminate Mr. Hollingsworth’s employment due to death or disability, for cause (as defined in the Hollingsworth Employment Agreement) at any time after providing written notice to Mr. Hollingsworth, and without cause at any time upon thirty days’ written notice. Mr. Hollingsworth may terminate his employment without good reason (as defined in the Hollingsworth Employment Agreement) at any time upon thirty days’ written notice or with good reason, which requires delivery of a notice of termination within ninety days after Mr. Hollingsworth first learns of the existence of the circumstances giving rise to good reason, and failure of the Company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If Mr. Hollingsworth’s employment is terminated by the Company for cause, as a result of Mr. Hollingsworth’s resignation or as a result of the expiration of the term of the Hollingsworth Employment Agreement, Mr. Hollingsworth shall receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed pursuant to the Hollingsworth Employment Agreement. If Mr. Hollingsworth’s employment is terminated due to his death or disability, Mr. Hollingsworth or his estate will receive the accrued obligations Mr. Hollingsworth would have received upon termination by the Company for cause or by Mr. Hollingsworth by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If Mr. Hollingsworth’s employment is terminated by the Company without cause (as defined in the Hollingsworth Employment Agreement) or by Mr. Hollingsworth for good reason, Mr. Hollingsworth is entitled to receive the accrued obligations he would have received upon termination by the Company for cause or by Mr. Hollingsworth by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Hollingsworth Employment Agreement and the execution of a release of claims in favor of the Company, the Company will pay the following severance payments and benefits: (i) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Hollingsworth, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Hollingsworth, or (z) if Mr. Hollingsworth’s termination of employment occurs during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Hollingsworth is eligible for under the Hollingsworth Employment Agreement; provided that no bonus amount shall be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals are not achieved by the Company for such year; and (iii) an amount intended to assist Mr. Hollingsworth with his post-termination health coverage, provided, however, that he is under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

The Hollingsworth Employment Agreement also contains customary provisions relating to, among other things, confidentiality, non-competition, non-solicitation, non-disparagement, and assignment of inventions requirements.

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

Under the Smith Severance Agreement, the treatment of any outstanding equity awards to Mr. Smith shall be determined in accordance with the terms of the AYRO Operating Equity Plan and the applicable award agreement.

Independent Contractor Agreement with Richard Perley

On September 9, 2019, AYRO Operating appointed Mr. Perley as Chief Marketing Officer. AYRO Operating initially paid Mr. Perley $8,333 per month, based on 50% normal business hours utilization, upon receipt of invoice, which was later increased to $16,667 per month on October 1, 2019, when Mr. Perley became a full-time associate. Such amount may have been increased or decreased based on actual hours worked. AYRO Operating was to pay Mr. Perley quarterly management by objectives (“MBO”) targeted at $12,500 per quarter, based on MBOs mutually agreed upon by the parties, payment of which will commence after the completion of the Merger. Mr. Perley was also eligible to participate in a commission pooling plan with the other sales team participants. Pursuant to an independent contractor agreement between the Company and PerlTek, a corporation owned and controlled by Mr. Perley, dated August 27, 2018 (along with any statements of work and addenda thereto, the “Perley Independent Contractor Agreement”), AYRO Operating granted Mr. Perley options to purchase 54,536 shares of AYRO Operating common stock pursuant to the AYRO Operating Equity Plan (as defined below), with such share numbers giving effect to the Exchange Ratio and Reverse Split.

Either Mr. Perley or AYRO Operating could terminate the Perley Independent Contractor Agreement at any time and for any reason with 90 days’ advance written notice.

If AYRO Operating had terminated the contract for cause or if Mr. Perley had terminated the contract without good reason, Mr. Perley would have received his earned fees, commissions and quarterly MBO payment. If the contract was terminated by Mr. Perley for good reason or by AYRO Operating without cause, Mr. Perley would have received his earned fees, commissions and quarterly MBO payment and continued payments of fees, quarterly MBO payment and commissions owned based on the mutually agreed commission plan for six months following their termination date in an aggregate amount equal to the greater of (1) Mr. Perley’s monthly fees, quarterly MBO and qualifying commissions for the year in which the termination date occurred, or (2) Mr. Perley’s monthly fees, quarterly MBO and qualifying commissions averaged for 6 months prior to the termination date. In addition, pursuant to the option award agreements executed upon each option grant made to Mr. Perley, upon termination by AYRO Operating not for cause (as defined in such option agreements), Mr. Perley may have exercised the options vested as of the date of his termination by the earlier of (i) the date that was 3 months following Mr. Perley’s termination or (ii) the expiration date (unless being exercised by his estate).

The Perley Independent Contractor Agreement also contained certain standard covenants regarding non-solicitation, confidentiality, indemnification and assignment of work products.

On September 29, 2020, Mr. Perley was awarded options to purchase 56,147 shares of our common stock at an exercise price of $3.17 per share. One-third of the shares underlying the options vested on the first anniversary of the date of grant, and the remaining optioned shares were to vest in twenty-four substantially equal monthly installments on each of the next twenty-four monthly anniversaries of the initial vesting date, provided that Mr. Perley had remained continuously employed by or had been providing services to us through the applicable vesting date.

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

Under the Perley Release Agreement, the treatment of any outstanding equity awards to Mr. Perley shall be determined in accordance with the terms of the AYRO Operating Equity Plan and the applicable award agreement.

Equity Compensation

AYRO, Inc. 2020 Long-Term Incentive Plan

On April 21, 2020, our Board adopted the AYRO, Inc. 2020 Long-Term Incentive Plan (the “Plan,” or the “2020 LTIP”), subject to stockholder approval, which was obtained on May 28, 2020. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the Plan. The Plan was amended by stockholder vote on November 9, 2020, to increase the total number of shares of our common stock authorized for issuance under the Plan to 4,089,650 shares.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of our subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance, are eligible to participate in the Plan. As of the date hereof, we had 43 employees, one contractor and six non-employee directors who would be eligible for awards under the Plan.

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

On February 1, 2022, pursuant to the Plan, the Company issued 442,249 shares of restricted stock to non-executive directors at a value of $1.29 per share. Such shares vested in four equal installments on each quarterly anniversary of the grant date, provided that each director remained continuously employed by or provided services to the Company through the applicable vesting date subject to the terms and conditions of the Plan.

On August 23, 2022, pursuant to the Hollingsworth Employment Agreement, the Company issued 100,000 shares of the Company’s restricted common stock to Mr. Hollingsworth at a value of $0.03 per share, which shares shall vest in tranches of 25,000 shares upon the achievement of certain stock price, market capitalization and business milestones.

On February 1, 2023, pursuant to the Plan, the Company issued an aggregate of 760,668 shares of restricted stock to its non-employee directors at a value of $0.75 per share. Such shares vested in four equal installments on each quarterly anniversary of the grant date, provided that each director remained continuously employed by or provided services to the Company through the applicable vesting date subject to the terms and conditions of the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2022.

Named Executive Officer or Director	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not yet vested (#)		Market value of shares or units of stock that have not vested($)(3)
Thomas M. Wittenschlaeger, Chief Executive Officer and Director	-	-	-	-	450,000	(1)	171,000
David E. Hollingsworth Chief Financial Officer	-	-	-	-	100,000	(2)	38,000
Curtis Smith Former Chief Financial Officer	-	-	-	-	-		-
Richard Perley Former Chief Marketing Officer	-	-	-	-	-		-

(1)	These shares vest in five tranches upon the achievement of certain stock price, market capitalization and business milestones.
(2)	These shares vest in four tranches upon the achievement of certain stock price, market capitalization and business milestones.
(3)	Calculated based on the closing price of our common stock on December 30, 2022, which was $0.38.

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

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2022, for services to the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Greg Schiffman	59,750	84,500	-	144,250
Joshua Silverman	139,250	148,000	-	287,250
Sebastian Giordano	47,250	84,500	60,000	191,750
Zvi Joseph	58,750	84,500	-	143,250
George Devlin	47,250	84,500	-	131,750
Wayne R. Walker	47,250	84,500	-	131,750

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 11 to the audited consolidated financial statements for the year ended December 31, 2022.

On February 1, 2022, the Board approved annual director compensation for the director compensation cycle beginning on February 1, 2022. The Board approved the following annual cash retainer fees for the members of the Board: (A) to each non-employee director, an annual cash retainer fee of $47,250; (B) to the Chairman of the Board, an additional annual cash retainer fee of $84,000; and (C) to the chair of each Board committee, additional cash compensation as follows: (x) $12,500 to the Audit Committee Chair, (y) $11,500 to the Compensation and Human Resources Committee Chair, and (z) $8,000 to the Nominating and Corporate Governance Committee Chair. The Board further approved compensation for Mr. Giordano in the amount of $60,000 in connection with his service on the Company’s Budget and Strategy Committee. Additionally, on February 1, 2022, pursuant to the Plan, the Company issued an aggregate of 442,249 shares of restricted stock to its non-employee directors, as shown in the following table:

Director	Awarded Shares	Vesting Schedule
Josh Silverman	114,729	See (1) below
George Devlin	65,504	See (1) below
Sebastian Giordano	65,504	See (1) below
Zvi Joseph	65,504	See (1) below
Greg Schiffman	65,504	See (1) below
Wayne Walker	65,504	See (1) below

(1)	Vests in four equal installments on each quarterly anniversary of the date of the grant, provided that the director has continuously provided services to the Company through that date.

On January 24, 2023, the Board approved annual director compensation for the director compensation cycle beginning on February 1, 2023. The Board approved the following annual cash retainer fees for the members of the Board: (A) to each non-employee director, an annual cash retainer fee of $47,250; (B) to the Chairman of the Board, an additional annual cash retainer fee of $84,000; and (C) to the chair of each Board committee, additional cash compensation as follows: (x) $12,500 to the Audit Committee Chair, (y) $11,500 to the Compensation and Human Resources Committee Chair, and (z) $8,000 to the Nominating and Corporate Governance Committee Chair. Additionally, on February 1, 2023, pursuant to the Plan, the Company issued an aggregate of 760,668 shares of restricted stock to its non-employee directors, as shown in the following table:

Director	Awarded Shares	Vesting Schedule
Josh Silverman	197,333	See (1) below
George Devlin	112,667	See (1) below
Sebastian Giordano	112,667	See (1) below
Zvi Joseph	112,667	See (1) below
Greg Schiffman	112,667	See (1) below
Wayne Walker	112,667	See (1) below

(1)	Vests in four equal installments on each quarterly anniversary of the date of the grant, provided that the director has continuously provided services to the Company through that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Equity Compensation Plan Information
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders: 2020 LTIP (Options and Restricted Stock)(2)	2,930,751	$1.97	1,158,899
Equity compensation plans not approved by security holders: 2017 LTIP (Options) (3)	477,983	$5.36	-
Equity compensation plans approved by security holders: 2014 DropCar (Options) (4)	61,440	$46.95	-
Other equity compensation plans not approved by security holders	-	-	-
Total	3,470,174		1,158,899

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards since recipients of such awards are not required to pay an exercise price to receive shares subject to these awards.

(2)	Represents 658,285 shares of common stock issuable upon exercise of options and 2,272,466 outstanding shares of restricted stock under 2020 LTIP.

(3)	Represents shares of common stock issuable upon exercise of options under the AYRO, Inc. 2017 Long Term Incentive Plan adopted by AYRO Operating prior to the Merger (“2017 LTIP,” or “AYRO Operating Equity Plan”).

(4)	Represents shares of common stock issuable upon exercise of options under the DropCar Amended and Restated 2014 Equity Incentive Plan (“2014 DropCar”.)

AYRO Operating Equity Plan

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2023 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o AYRO, Inc., 900 E. Old Settlers Boulevard, Suite 100, Round Rock, Texas 78664. As of April 28, 2023, we had 37,352,203 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
Beneficial Owners of 5% or More of Our Common Stock
Alpha Capital Anstalt (2)	2,296,073	6.1%
Richard Abbe (3)	3,113,403	8.4%
Named Executive Officers and Directors
George Devlin (4)	230,209	*
Sebastian Giordano (5)	240,318	*
David E. Hollingsworth	-	*
Zvi Joseph (6)	226,302	*
Richard Perley (7)	59,752	*
Joshua Silverman (8)	420,160	1.1%
Greg Schiffman (9)	234,338	*
Curtis Smith (10)	225,313	*
Wayne R. Walker (11)	189,483	*
Thomas M. Wittenschlaeger (12)	50,000	*
All Current Executive Officers and Directors as a Group (Eight Persons)	1,875,875	5.0%

*	represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 28, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

21

(2)

Based on a Schedule 13G/A filed on January 24, 2022 by Alpha Capital Anstalt. The address of Alpha Capital Anstalt is Altenbach 8, FL-9490 Vaduz, Furstentums, Liechtenstein. Alpha Capital Anstalt is the beneficial owner of 2,296,073 shares of our common stock.

(3)

Based on a Schedule 13G/A jointly filed on February 24, 2022 by Richard Abbe (“Mr. Abbe”), Kimberly Page (“Ms. Page”) and Iroquois Capital Management L.L.C. Represents (i) 1,125,000 shares of our common stock, currently exercisable warrants to purchase 829,003 shares of our common stock and preferred stock convertible into 963 shares of our common stock held by Iroquois Capital Investment Group LLC (“ICIG”) and (ii) 23,000 shares of our common stock, currently exercisable warrants to purchase 1,133,569 shares of our common stock and preferred stock convertible into 1,868 shares of our common stock held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”). Mr. Abbe exercises sole voting and dispositive power over the shares held by ICIG and shares voting and dispositive power over the shares held by Iroquois Master Fund with Ms. Page. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by ICIG and Iroquois Master Fund and Ms. Page may be deemed to be the beneficial owner of all shares of common stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by Iroquois Master Fund.

(4)	Mr. Devlin’s total includes 230,209 shares of common stock.
(5)	Mr. Giordano’s total includes 240,318 shares of common stock.
(6)	Mr. Joseph’s total includes 226,302 shares of common stock.

(7)	Mr. Perley’s total includes options to purchase 59,752 shares of common stock that are exercisable within 60 days of April 28, 2023.

(8)	Mr. Silverman’s total includes 420,160 shares of common stock.
(9)	Mr. Schiffman’s total includes 234,338 shares of common stock.

(10)	Mr. Smith’s total includes options to purchase 225,313 shares of commons stock that are exercisable within 60 days of April 28, 2023.

(11)	Mr. Walker’s total includes 189,483 shares of common stock.

(12)	Mr. Wittenschlaeger’s total includes 50,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons are governed by the Code of Conduct, which applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Code of Conduct covers a wide range of potential activities, including, among others, conflicts of interest, self-dealing and related party transactions. Waiver of the policies set forth in the Code of Conduct will only be permitted when circumstances warrant. Such waivers for directors and executive officers, or that provide a benefit to a director or executive officer, may be made only by our Board, as a whole, or the Audit Committee and must be promptly disclosed as required by applicable law or regulation. Absent such a review and approval process in conformity with the applicable guidelines relating to the particular transaction under consideration, such arrangements are not permitted. All related party transactions for which disclosure is required to be provided herein were approved in accordance with the Code of Conduct.

We are not aware of any related party transactions that would require disclosure herein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Marcum LLP (PCAOB Firm ID No.: 688) located in Melville, New York.

From 2019 until September 21, 2022, our independent accountant was Friedman LLP, which merged with Marcum LLP effective September 1, 2022. The following table presents fees for professional audit services rendered (i) by Friedman LLP for the audit of our annual financial statements for the year ended December 31, 2021 and the review of our quarterly financial statements for the first and second quarters of 2022, and (ii) by Marcum LLP for the audit of our annual financial statements for the year ended December 31, 2022 and the review of our quarterly financial statements for the third quarter of 2022, and fees billed for other services rendered by Friedman LLP and Marcum LLP during those periods. The percentage of services set forth above in the category audit related fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit) was 100%.

	2022	2021
Audit Fees:(1)	$273,334	$256,611
Audit-Related Fees:(2)	44,144	53,482
Tax Fees:(3)	61,829	8,700
All Other Fees:(4)	6,000	-
Total	$390,307	$318,793

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2022, $273,334 was billed for audit fees, of which $241,834 was billed by Friedman LLP and $31,500 was billed by Marcum LLP. In 2021, $256,611 was billed by Friedman LLP for audit fees.
(2)	Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.
(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning. There were no tax fees incurred with Marcum LLP in 2022 or with Friedman LLP in 2022 or 2021.
(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

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

All of the services rendered by Marcum LLP in 2022, and by Friedman LLP in 2022 and 2021, were pre-approved by the Audit Committee.

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

AYRO, INC.

Dated: May 1, 2023	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
Chief Executive Officer and Director
(Principal Executive Officer)

