Form 10-Q
period 2023-03-31
AYRO, Inc.
filed 2023-05-09
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, the registrant had 37,536,101 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$31,990,835	$39,096,562
Marketable securities	9,755,228	9,848,804
Accounts receivable, net	107,741	510,071
Inventory	1,521,662	970,381
Prepaid expenses and other current assets	2,151,666	1,478,845
Total current assets	45,527,132	51,904,663

Property and equipment, net	2,910,236	2,192,337
Operating lease – right-of-use asset	792,159	819,401
Deposits and other assets	78,392	73,683
Total assets	$49,307,919	$54,990,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$746,383	$1,107,215
Accrued expenses	891,655	964,937
Current portion lease obligation – operating lease	171,794	165,767
Total current liabilities	1,809,832	2,237,919
Lease obligation - operating lease, net of current portion	648,726	693,776
Total liabilities	2,458,558	2,931,695

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2023, and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-3, ($.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of March 31, 2023, and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-6, ($.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of March 31, 2023, and December 31, 2022, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 37,352,204 and 37,241,642 as of March 31, 2023, and December 31, 2022, respectively)	3,735	3,724
Additional paid-in capital	133,490,979	133,224,249
Accumulated deficit	(86,645,353)	(81,169,584)
Total stockholders’ equity	46,849,361	52,058,389
Total liabilities and stockholders’ equity	$49,307,919	$54,990,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue	$113,084	$1,026,846
Cost of goods sold	219,792	1,177,145
Gross loss	(106,708)	(150,299)

Operating expenses:
Research and development	2,129,990	872,631
Sales and marketing	718,092	844,816
General and administrative	2,843,317	2,697,704
Total operating expenses	5,691,399	4,415,151

Loss from operations	(5,798,107)	(4,565,450)

Other income (expense):
Other income, net	61,698	-
Interest income	144,360	8,891
Unrealized gain (loss) on marketable securities	51,280	(22,101)
Realized gain on marketable securities	65,000	-
Other income (expense), net	322,338	(13,210)

Net loss	$(5,475,769)	$(4,578,660)

Net loss per share, basic and diluted	$(0.15)	$(0.12)

Basic and diluted weighted average Common Stock outstanding	37,319,905	36,907,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Period Ended March 31, 2023
	Series H Preferred Stock		Series H-3 Preferred Stock		Series H-6 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	8	$-	1,234	$-	50	$-	37,241,642	$3,724	$133,224,249	$(81,169,584)	$52,058,389
Stock Based Compensation									20,116		20,116
Vesting of Restricted Stock							110,562	11	246,614		246,625
Net Loss										(5,475,769)	(5,475,769)
Balance, March 31, 2023	8	$-	1,234	$-	50	$-	37,352,204	$3,735	$133,490,979	$(86,645,353)	$46,849,361

	Three Months Period Ended March 31, 2022
	Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2022	8	$–	1,234	$–	50	$–	36,866,956	$3,687	$131,654,776	$(58,234,231)	$73,424,232
Stock Based Compensation									288,110		288,110
Vesting of Restricted Stock							43,000	4	329,377		329,381
Net Loss										(4,578,660)	(4,578,660)
March 31, 2022	8	$–	1,234	$–	50	$–	36,909,956	$3,691	$132,272,263	$(62,812,891)	$69,463,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,475,769)	$(4,578,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,302	121,425
Stock-based compensation	266,741	288,110
Amortization of right-of-use asset	40,242	58,651
Bad debt expense	292,010	11,657
Unrealized (gain) loss on marketable securities	(51,280)	22,101
Realized gain on marketable securities	(65,000)	-
Change in operating assets and liabilities:
Accounts receivable	110,320	(246,050)
Inventory	(551,281)	(137,258)
Prepaid expenses and other assets	(672,823)	(312,992)
Accounts payable	(375,832)	(30,899)
Accrued expenses	(195,761)	(676,083)
Lease obligations - operating leases	(52,023)	(65,115)
Net cash used in operating activities	(6,536,154)	(5,545,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(771,226)	(113,637)
Change in marketable securities	209,856	(20,000,000)
Purchase of intangible assets	(8,203)	(7,000)
Net cash used in investing activities	(569,573)	(20,120,637)

Net change in cash	(7,105,727)	(25,665,750)

Cash, beginning of period	39,096,562	69,160,466

Cash, end of period	$31,990,835	$43,494,716

Supplemental disclosure of cash and non-cash transactions:
Restricted Stock issued, previously accrued	$-	$329,381
Supplemental cash amounts arising from obtaining right of use assets	$13,000	$-
Accrued Fixed Assets	$137,481	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc. (“AYRO Operating”), which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Certificate of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly owned subsidiaries, are principally engaged in manufacturing and sales of environmentally conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly to customers and to dealers in the United States.

Strategic Review

Following the hiring of the Company’s current Chief Executive Officer in the third quarter of 2021, AYRO initiated a strategic review of its product development strategy, as AYRO focused on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with the strategic review by the Company, AYRO cancelled development of its planned next-generation three-wheeled high-speed vehicle.

For the past several years, AYRO’s primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, the Company ceased production of the AYRO 411x from Cenntro in September 2022 in order to focus its resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh (the “Vanish”).

In December of 2021 the Company began research and development on the Vanish, including updates on its supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $5,475,769 for the three months ended March 31, 2023, and negative cash flows from operations of $6,536,154 for the three months ended March 31, 2023. On March 31, 2023, the Company had cash balances totaling $31,990,835 and marketable securities of $9,755,228. In addition, overall working capital decreased by $5,949,444 during the three months ended March 31, 2023. Management believes that the existing cash as of March 31, 2023, will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

The Company may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially and negatively impact the business, prospects, financial condition, and operating results. Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to Company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles.

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

Any disruption in the supply of lithium-ion battery cells, semiconductors, or integrated circuits could temporarily disrupt production of the Company’s vehicles until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause the Company to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase operating costs and could reduce our margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that the Company will be able to recoup the increasing costs of raw materials by increasing vehicle prices.

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

On October 3, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 3, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On April 4, 2023, the Company received a letter from Nasdaq notifying the Company that the Company has been granted an additional 180-day period, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the Initial Compliance Period provided for in Nasdaq’s deficiency notice to the Company dated October 3, 2022. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that the Company’s common stock could be delisted. In such an event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Stock Market.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.

The Company’s most significant estimates include marketable securities, revenue recognition, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $9,755,228 and $9,848,804 in marketable securities as of March 31, 2023 and December 31, 2022, respectively.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $20,566 and $110,549 for the three months ended March 31, 2023, and 2022, respectively, included in General and Administrative Expenses.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is typically recognized at a point in time when services and replacement parts are provided.

Miscellaneous income

Miscellaneous income consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent, and its collection is reasonably assured and is calculated using a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge.

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

The Company estimates the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of the Company’s publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since the Company does not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.

Stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

Basic and Diluted Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share is the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	777,922	1,107,773
Restricted stock unvested	1,310,668	892,248
Warrants outstanding	6,027,668	6,106,023
Preferred stock outstanding	2,475	2,475
Totals	8,118,733	8,108,519

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended March 31,
	2023	2022
Revenue type
Product revenue	$120,282	$919,343
Shipping revenue	(16,588)	107,503
Miscellaneous income	9,390	-
	$113,084	$1,026,846

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of March 31, 2023, and December 31, 2022, warranty reserves were recorded within accrued expenses of $395,071 and $410,017, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	March 31,	December 31,
	2023	2022
Trade receivables	$107,741	$512,420
Less: Allowance for doubtful accounts	-	(2,349)
	$107,741	$510,071

The Company reduced allowance for doubtful accounts by $2,349 for the three months ended March 31, 2023, and recorded $292,010 of bad debt expense due to direct write off balances due from Club Car, LLC (“Club Car”).

NOTE 6. INVENTORY

Inventory, net consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$927,854	$330,931
Work-in-progress	-	-
Finished goods	593,808	639,450
	$1,521,662	$970,381

For the three months ended March 31, 2023, and 2022, depreciation for fleet inventory was $0 and $23,892, respectively.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2023	2022
Prepayments for inventory	$1,767,942	$1,174,466
Prepayments for insurance	49,972	118,434
Prepayments for advances on design	75,000	75,000
Prepayments for software	144,041	103,851
Prepaid other	114,711	7,094
	$2,151,666	$1,478,845

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Computer and equipment	$2,680,159	$1,970,001
Furniture and fixtures	383,559	323,789
Lease improvements	1,091,729	952,952
Computer software	455,875	455,875
	4,611,322	3,702,617
Less: Accumulated depreciation	(1,701,086)	(1,510,280)
	$2,910,236	$2,192,337

Depreciation expense for the three months ended March 31, 2023, and 2022 was $190,806 and $84,492, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

Restricted Stock

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 442,248 shares of restricted stock to non-executive directors at a value of $1.29 per share. As of December 31, 2022, 110,562 shares of common stock remained unissued; these shares were issued during the three months ended March 31, 2023.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. As of December 31, 2021, 43,000 shares of common stock remained unissued; these shares were issued during the three months ended March 31, 2022.

Series H Convertible Preferred Stock

Number of Series H Preferred Stock outstanding as of March 31, 2023	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company common stock	7
Multiplied by the fair market value of Company common stock as of March 31, 2023	$0.55
Equals the payment	$4

Series H-3 Convertible Preferred Stock

Number of Series H-3 Preferred Stock outstanding as of March 31, 2023	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company common stock	1,028
Multiplied by the fair market value of Company common stock as of March 31, 2023	$0.55
Equals the payment	$565

Series H-6 Convertible Preferred Stock

Number of Series H-6 Preferred Stock outstanding as of March 31, 2023	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company common stock	1,440
Multiplied by the fair market value of Company common stock as of March 31, 2023	$0.55
Equals the payment	$792

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	6,106,023	$7.30	1.32
Granted	-	-
Exercised	-	-
Expired	(78,355)	11.29
Outstanding at March 31, 2023	6,027,668	$7.25	1.09

NOTE 10. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 398,232 stock options, restricted stock and warrants remaining under this plan as of March 31, 2023.

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$6,764	$16,704
Sales and marketing	5,924	12,945
General and administrative	254,053	258,461
Total	$266,741	$288,110

Options

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2022	777,922	$6.15	7.56
Outstanding at March 31, 2023	777,922	$6.15	7.45

Of the outstanding options, 617,201 were vested and exercisable as of March 31, 2023. At March 31, 2023 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $20,116 and $32,376 of stock option expense for the three months ended March 31, 2023, and 2022, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2023, was $122,532 and will be recognized on a straight-line basis through the end of the vesting periods through April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Restricted Stock

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2022	660,562	$1.91
Granted	760,668	0.75
Vested	(110,562)	1.29
Forfeitures	-
Outstanding at March 31, 2023	1,310,668	$1.29

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 760,668 shares of restricted stock to non-executive directors at a value of $0.75 per share.

The Company recognized compensation expense related to all restricted stock during the three months ended March 31, 2023, and 2022 of $246,625 and $255,734, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of March 31, 2023, was $646,932.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 95% of the Company’s revenues for the three months ended March 31, 2023. Club Car accounted for approximately 100% of the Company’s revenues for the three months ended March 31, 2022. We do not expect Club Car to remain a customer going forward.

Accounts Receivable

As of March 31, 2023, one customer accounted for 100% of the Company’s net accounts receivable. As of December 31, 2022, Club Car accounted for 100% of the Company’s net accounts receivable.

Purchasing

The Company places orders with various suppliers. During the three months ended March 31, 2023, two suppliers accounted for more than 10% of the Company’s raw materials, one supplier accounted for 41% the other 34%. During the three months ended March 31, 2022, two suppliers accounted for accounted for more than 10% of the Company’s raw materials. One supplier accounted for 65% and the other 15%.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreements

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

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, which has historically been the Company’s primary supplier. Cenntro was previously a significant stockholder in AYRO Operating. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. The Company purchased 100% of its vehicle chassis, cabs and wheels for AYRO 411 Fleet Vehicles through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract.

As of December 31, 2021, the net balance between prepaid expenses and accrued expenses with Cenntro was a prepaid balance of $602,016. As of December 31, 2022, the balance was zero. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. Additionally, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289.

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

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (“DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (non-exempt worker whose workday is longer than ten hours must receive an extra hour of pay at the basic minimum hourly rate). Management believes the case has no merit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Cautionary Note Regarding Forward-Looking Statements.”

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “AYRO” refer to AYRO, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy, the development and launch of the AYRO Vanish (the “Vanish”) and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock;

●	a significant portion of our revenues has historically been derived from Club Car pursuant to the MPA. Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	if we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition, and results of operations;

●	the range of our electric vehicles on a single-charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition, and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;

●	our long-term capital requirements are subject to numerous risks;

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state, or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

For a more detailed discussion of these and other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 23, 2023 and amended on May 1, 2023 (“Form 10-K”). Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Strategic Review

Following the hiring of our current Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with our strategic review, we cancelled development of our planned next-generation three-wheeled high-speed vehicle.

For the past several years, our primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, we ceased production of the AYRO 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish. We began design and development of the Vanish in December 2021, including updates to our supply chain, the offshoring/onshoring mix, our manufacturing strategy and our annual model year refresh program. We unveiled the first Vanish prototype in the fourth quarter of 2022. Pre-production of the Vanish was completed in December 2022.

Club Car MPA Termination

The majority of our sales have historically been comprised of sales to Club Car LLC (“Club Car”) pursuant to a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., our subsidiary (“AYRO Operating”), and Club Car on March 5, 2019. The MPA grants Club Car the exclusive right to sell our 411 and 411x vehicles (the “AYRO 411 Fleet”) in North America, provided that Club Car orders at least 500 vehicles per year. Club Car did not meet this volume threshold for 2020, 2021 or 2022. Pursuant to the MPA, AYRO Operating granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. AYRO Operating also agreed to collaborate with Club Car on new products similar to the AYRO 411 Fleet and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA.

On April 4, 2023, AYRO Operating delivered notice of termination of the MPA to Club Car, and we intend to replace Club Car with new business partners for selling our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward. In connection with the termination of the MPA and the forthcoming introduction of the Vanish, we are reevaluating our channel strategy with an eye towards distributing our next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs, and creates value. The loss of Club Car as a customer could have a material adverse effect on our sales, financial condition, and results of operations.

Nasdaq Minimum Bid Price Requirement

As previously reported, on October 3, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until April 3, 2023 (the “Initial Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On April 4, 2023, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day period, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the Initial Compliance Period provided for in Nasdaq’s deficiency notice to the Company dated October 3, 2022. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that our common stock could be delisted. In such an event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. There can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Stock Market.

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

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have determined to cease production of the AYRO 411x and focus our resources on the development and launch of the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of March 31, 2023, was valued at $126,541. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

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

In the event we terminate the Linamar MLA prior to its expiration, whether following a change in control or otherwise, we must purchase any remaining raw material inventory, finished goods inventory, work in progress and any unamortized capital equipment used in production and testing of the Products and pay a termination fee of $750,000, subject to certain adjustments. We are dependent on the Linamar MLA, and in the event of its termination our manufacturing operations and customer deliveries would be materially impacted.

Under the Linamar MLA, we must commit to certain minimum purchases, to be determined by AYRO on a quarterly basis.

We import the Products from Linamar in Canada, and we manufacture and assemble the Vanish at our customization, service, and integration facility in Round Rock, Texas. Over 98% of the vehicle assemblies, components, and products are from North American and European sources.

Supply Agreement with Gallery Carts

During 2020, we entered into a supply agreement with Gallery Carts (“Gallery”), a leading provider of food and beverage kiosks, carts, and mobile storefront solutions. Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage, and merchandising operators to bring goods directly to consumers.

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

Gallery, a premier distributor of AYRO vehicles, has a diverse clientele throughout mobile food, beverage, and merchandise distribution markets for key customer applications such as university, corporate and government campuses, major league and amateur-level stadiums and arenas, resorts, airports, and event centers. In addition to finding innovative and safe ways to deliver food and beverages to their patrons, reducing and ultimately eliminating their carbon footprint is a top priority for many of these customers.

Factors Affecting Results of Operations

Master Procurement Agreement

In March 2019, we entered into the MPA with Club Car. In partnership with Club Car and in interaction with its dealer network, we directed our business development resources towards supporting Club Car’s enterprise and fleet sales function as Club Car proceeds in its new product introduction initiatives. Substantially all of our sales have historically been to Club Car pursuant to the MPA. On April 4, 2023, we delivered notice of termination of the MPA to Club Car, and we intend to replace Club Car with new business partners for selling our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward.

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

Components of Results of Operations

Revenue

We derive revenue from the sale of our four-wheeled electric vehicles, and, to a lesser extent, shipping, parts, and service fees. In the past we also derived rental revenue from vehicle revenue sharing agreements with tourist destination fleet operators, and, to a lesser extent, shipping, parts, and service fees. Provided that all other revenue recognition criteria have been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers or directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. Additionally, order patterns do not necessarily correlate amongst customers.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. Cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect the cost of revenue to increase in absolute dollars as product revenue increases.

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

Restricted stock grants are stock awards that entitle the holder to receive shares of our common stock as the award vests over time. The fair value of each restricted stock grant is based on the fair market value price of common stock on the date of grant, and it is measured and expensed as the restricted stock vests.

We estimate the fair value of stock-based and cash unit awards containing a market condition using a Monte Carlo simulation model. Key inputs and assumptions used in the Monte Carlo simulation model include the stock price of the award on the grant date, the expected term, the risk-free interest rate over the expected term, the expected annual dividend yield, and the expected stock price volatility. The expected volatility is based on a combination of the historical and implied volatility of our publicly traded, near-the-money stock options, and the valuation period is based on the vesting period of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant and, since we do not currently pay or plan to pay a dividend on its common stock, the expected dividend yield was zero.

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

Sales and Marketing Expense

Sales and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications, and brand-building activities. We expect sales and marketing expenses to increase in absolute dollars as we expand our sales force, expand our product lines, increase marketing resources, and further develop potential sales channels.

General and Administrative Expense

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and fees for third-party professional services, and allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing our business.

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

Results of Operations

Three months ended March 31, 2023, compared to three months ended March 31, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended March 31,
	2023	2022	Change
Revenue	$113,084	$1,026,846	$(913,762)
Cost of goods sold	219,792	1,177,145	(957,353)
Gross loss	(106,708)	(150,299)	43,591
Operating expenses:
Research and development	2,129,990	872,631	1,257,359
Sales and marketing	718,092	844,816	(126,724)
General and administrative	2,843,317	2,697,704	145,613
Total operating expenses	5,691,399	4,415,151	1,276,248
Loss from operations	(5,798,107)	(4,565,450)	(1,232,657)
Other income and (expense):
Other income, net	61,698	-	61,698
Interest income	144,360	8,891	135,469
Unrealized gain (loss) on marketable securities	51,280	(22,101)	73,381
Realized gain on marketable securities	65,000	-	65,000
Net loss	$(5,475,769)	$(4,578,660)	$(897,109)

Revenue

Revenue was $0.11 million for the three months ended March 31, 2023, as compared to $1.03 million for the same period in 2022, a decrease of 89%, or $0.91 million. The decrease in revenue was the result of a reduction in sales to Club Car as we wind down our relationship with Club Car.

Cost of goods sold and gross loss

Cost of goods decreased by $0.96 million, or 81.3% for the three months ended March 31, 2023, as compared to the same period in 2022, corresponding with the decrease in vehicle sales and an increase in overhead expenses.

Research and development expense

Research and development (“R&D”) expense was $2.13 million for the three months ended March 31, 2023, as compared to $0.87 million for the same period in 2022, an increase of $1.26 million, or 144.1%. The increase was primarily due to pre-production and low-rate initial production costs for the AYRO Vanish. We had an increase in R&D contracting for professional service and design costs of $1.09 million, an increase in design and testing material of $0.13 million, and an increase in salaries and related expenses of $0.03 million.

Sales and marketing expense

Sales and marketing expense was $0.72 million for the three months ended March 31, 2023, as compared to $0.84 million for the same period in 2022, a decrease of $0.13 million, or 15%, as we restructured our sales and marketing staff and marketing-related initiatives surrounding the AYRO Vanish. Salaries and related expenses decreased by $0.49 million due to the reduction of our sales and marketing resources. Bad debt increased by $0.29 million due to winding down our relationship with Club Car. Contracting for professional marketing services increased by $0.09 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $2.84 million for the three months ended March 31, 2023, compared to $2.7 million for the same period in 2022, an increase of $0.15 million, or 5.4% primarily due to an overall repositioning of engineering, design, and manufacturing partnerships. Salaries and related expenses increased by $0.3 million, primarily due to expanding headcount. Fulfillment expense and rent expense decreased by $0.17 million and $0.04 million, respectively. Depreciation decreased by $0.08 million.

Other income and expense

We recorded a $0.62 million increase of net other income from an insurance settlement on damaged vehicles in transit, a $0.14 million increase in interest income on cash accounts, an increase in realized gains of $0.07 million on marketable securities and an increase in unrealized gains of $0.07 million on marketable securities.

Liquidity and Capital Resources

As of March 31, 2023, we had $31.99 million in cash, $9.76 million in marketable securities and working capital of $43.72 million. As of December 31, 2022, we had $39.1 million in cash, $9.85 million in marketable securities and working capital of $49.67 million. The decrease in cash and working capital was primarily a result of our operating loss. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at March 31, 2023, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above, in connection with our strategic review we canceled development of our planned next-generation three-wheeled vehicle. In December of 2022 we completed pre-production on the new 411 fleet vehicle model refresh, the Vanish.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2023	2022
Cash Flows:
Net cash used in operating activities	$(6,536,154)	$(5,545,113)
Net cash used in investing activities	$(569,573)	$(20,120,637)
Net cash provided by financing activities	$-	$-

Operating Activities

During the three months ended March 31, 2023, we used $6.54 million in cash in operating activities, an increase in use of $0.99 million compared to the cash used in operating activities of $5.55 million during the same period in 2022. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, payments of accrued expenses, and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended March 31, 2023, we used cash of $0.57 million from investing activities as compared to $20.12 million of cash used in investing activities during 2022, a decrease of $19.55 million. The net decrease was primarily due to our investment in marketable securities of $20 million for the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, and 2022, we had no financing activities of note.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount, we did not have multiple people in the accounting function for full segregation of duties.

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

As previously reported, on October 3, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock was required to maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Initial Compliance Period. We did not regain compliance during the Initial Compliance Period. On April 4, 2023, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day period, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the Initial Compliance Period provided for in Nasdaq’s deficiency notice to the Company dated October 3, 2022. Nasdaq’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that our common stock could be delisted. In such an event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. However, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Stock Market.

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

A significant portion of our revenues has historically been derived from Club Car pursuant to the MPA. Following the termination of the MPA, we will need to identify new strategic channel partners to support the sales of our vehicles.

The majority of our sales have historically been comprised of sales to Club Car pursuant to the MPA, with revenues from Club Car constituting approximately 100% of our revenues in 2022 and 79% of our revenues in 2021. On April 4, 2023, we delivered notice of termination of the MPA to Club Car, and we do not expect them to remain a customer going forward. The loss of Club Car as a customer could have a material adverse effect on our sales, financial condition, and results of operations.

Following the termination of the MPA, we will need to identify new strategic channel partners to support the sales of our vehicles. It may take time to identify and add these partners and to train new personnel to market and support our vehicles. We may be unable to identify suitable partners, or such partners may not successfully market and sell our vehicles and may not devote sufficient time and resources to enable our vehicles to develop, achieve or sustain market acceptance. Failure to enter into arrangements with and retain a sufficient number of high-quality strategic channel partners could increase our marketing costs, adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of our vehicles or curtail our routes-to-market, and could have a material adverse effect on our prospects, business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.5	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: May 9, 2023	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ David E. Hollingsworth
David E. Hollingsworth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

