Form 10-Q
period 2023-06-30
AYRO, Inc.
filed 2023-08-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the registrant had 37,732,530 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$13,569,265	$39,096,562
Marketable securities	19,464,015	9,848,804
Accounts receivable, net	104,155	510,071
Inventory	3,049,972	970,381
Prepaid expenses and other current assets	3,269,831	1,478,845
Total current assets	39,457,238	51,904,663

Property and equipment, net	3,201,260	2,192,337
Operating lease – right-of-use asset	750,877	819,401
Deposits and other assets	84,595	73,683
Total assets	$43,493,970	$54,990,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	716,236	1,107,215
Accrued expenses	910,114	964,937
Current portion lease obligation – operating lease	178,013	165,767
Total current liabilities	1,804,363	2,237,919
Lease obligation – operating lease, net of current portion	601,349	693,776
Total liabilities	2,405,712	2,931,695

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of June 30, 2023 and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 as of June 30, 2023 and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-6, ($0.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 as of June 30, 2023 and December 31, 2022, respectively)	-	-
Common Stock, ($0.0001 par value; authorized – 100,000,000 shares; issued and outstanding – 37,536,101 and 37,241,642 as of June 30, 2023 and December 31, 2022, respectively)	3,753	3,724
Additional paid-in capital	133,733,091	133,224,249
Accumulated deficit	(92,648,586)	(81,169,584)
Total stockholders’ equity	41,088,258	52,058,389
Total liabilities and stockholders’ equity	$43,493,970	$54,990,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$139,544	$981,560	$252,628	$2,008,405
Cost of goods sold	332,027	2,827,512	551,820	4,004,657
Gross loss	(192,483)	(1,845,952)	(299,192)	(1,996,252)

Operating expenses:
Research and development	2,405,398	1,046,797	4,535,388	1,912,204
Sales and marketing	420,861	337,226	1,138,953	1,182,042
General and administrative	3,247,731	2,741,700	6,091,047	5,446,627
Total operating expenses	6,073,990	4,125,723	11,765,388	8,540,873

Loss from operations	(6,266,473)	(5,971,675)	(12,064,580)	(10,537,125)

Other income (expense):
Other income (expense), net	(9,166)	10,706	52,532	19,597
Interest income	117,278	-	261,638	-
Unrealized gain (loss) on marketable securities	146,935	(13,479)	198,215	(35,580)
Realized gain on marketable securities	8,193	-	73,193	-
Other income (expense), net	263,240	(2,773)	585,578	(15,983)

Net loss	$(6,003,233)	$(5,974,448)	$(11,479,002)	$(10,553,108)

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.31)	$(0.29)

Basic and diluted weighted average Common Stock outstanding	37,476,845	36,982,436	37,398,555	36,945,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Six Months Ended June 30, 2023
	Series H		Series H-3		Series H-6
	Preferred		Preferred		Preferred				Additional
	Stock		Stock		Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	8	$-	1,234	$-	50	$-	37,241,642	$3,724	$133,224,249	$(81,169,584)	$52,058,389
Stock Based Compensation									20,116		20,116
Vesting of Restricted Stock							110,562	11	246,614		246,625
Net Loss										(5,475,769)	(5,475,769)
Balance, March 31, 2023	8	-	1,234	-	50	-	37,352,204	3,735	133,490,979	(86,645,353)	46,849,361
Stock Based Compensation									11,417		11,417
Vesting of Restricted Stock							183,897	18	230,695		230,713
Net Loss										(6,003,233)	(6,003,233)
Balance, June 30, 2023	8	-	1,234	-	50	-	37,536,101	$3,753	$133,733,091	$(92,648,586)	$41,088,258

	Three and Six Months Ended June 30, 2022
	Series H		Series H-3		Series H-6
	Preferred		Preferred		Preferred				Additional
	Stock		Stock		Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2022	8	$-	1,234	$-	50	$-	36,866,956	$3,687	$131,654,776	$(58,234,231)	$73,424,232

Stock Based Compensation									288,110		288,110
Vesting of Restricted Stock							43,000	4	329,377		329,381
Net Loss										(4,578,660)	(4,578,660)
Balance, March 31, 2022	8	-	1,234	-	50	-	36,909,956	3,691	132,272,263	(62,812,891)	69,463,063
Stock Based Compensation									303,553		303,553
Vesting of Restricted Stock							110,562	11	(11)		-
Net Loss										(5,974,448)	(5,974,448)
Balance, June 30, 2022	8	$-	1,234	$-	50	$-	37,020,518	$3,702	$132,575,805	$(68,787,339)	$63,792,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,479,002)	$(10,553,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452,848	257,791
Loss on disposal of fixed asset	11,666	-
Stock-based compensation	508,869	591,663
Amortization of right-of-use asset	81,524	118,092
Bad debt expense	292,010	2,069
Unrealized (gain) loss on marketable securities	(198,215)	35,580
Realized (gain) on marketable securities	(73,193)	-
Impairment of inventory and prepaid	-	1,938,386
Change in operating assets and liabilities:
Accounts receivable	113,906	(955,609)
Inventory	(2,079,590)	325,282
Prepaid expenses and other current assets	(1,790,987)	(785,762)
Accounts payable	(405,979)	164,809
Accrued expenses	(234,155)	(838,304)
Lease obligations - operating leases	(93,181)	(132,403)
Net cash used in operating activities	(14,893,479)	(9,831,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,271,311)	(414,197)
Purchase of marketable securities, net	(9,343,804)	(18,006,486)
Purchase of intangible assets	(18,703)	(17,500)
Net cash used in investing activities	(10,633,818)	(18,438,183)

Net change in cash	(25,527,297)	(28,269,697)

Cash, beginning of period	39,096,562	69,160,466

Cash, end of period	$13,569,265	$40,890,769

Supplemental disclosure of cash and non-cash transactions:
Accrued Fixed Assets	$194,335	$-
Restricted Stock issued, previously accrued	$-	$329,381

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

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $11,479,002 for the six months ended June 30, 2023, and negative cash flows from operations of $14,893,479 for the six months ended June 30, 2023. On June 30, 2023, the Company had cash balances totaling $13,569,265 and marketable securities of $19,464,015. In addition, overall working capital decreased by $12,013,869 during the six months ended June 30, 2023. Management believes that the existing cash as of June 30, 2023, will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. Additionally, on August 7, 2023, the Company entered into a Securities Purchase Agreement to which it agreed to sell to certain existing investors (the “Investors”) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”). The Company raised approximately $22 million from the sale, which closed on August 10, 2023.

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

Management’s plan to regain compliance with the Minimum Bid Price Requirement is to seek stockholder approval for, and to file, an amendment to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”) to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-2 to 1-for-10 with the exact ratio within such range to be determined by the Company’s board of directors at its discretion (the “Reverse Stock Split Amendment”). On August 8, 2023, the Company filed a preliminary proxy statement in connection with a special meeting of the Company’s stockholders to be held on September 14, 2023 for the purpose of approving, among other things, the Reverse Stock Split Amendment.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that the Company’s common stock could be delisted. In such an event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on Nasdaq.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023, as amended on May 1, 2023.

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

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $19,464,015 and $9,848,804 in marketable securities as of June 30, 2023 and December 31, 2022, respectively.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $20,768 and $145,496 for the three months ended June 30, 2023, and 2022 and $41,334 and $256,045 for the six months ended June 30, 2023 and 2022 respectively, included in General and Administrative Expenses.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. The Company recognizes all employee and non-employee share-based compensation as an expense in the financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock awards (“RSAs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSAs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. For value-based vesting grants, expense is recognized via straight line expense over the expected period per grant as determined by outside valuation experts. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	732,422	788,546	732,422	788,546
Restricted stock unvested	1,120,502	781,686	1,120,502	781,686
Restricted stock vested - unissued	6,269	-	6,269	-
Warrants outstanding	5,969,595	6,106,023	5,969,595	6,106,023
Preferred stock outstanding	2,475	2,475	2,475	2,475
Total	7,831,263	7,678,730	7,831,263	7,678,730

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue type
Product revenue	$127,106	$918,808	$247,388	$1,838,150
Shipping revenue	12,438	22,752	(4,150)	130,255
Miscellaneous income	-	40,000	9,390	40,000
Total Revenue	$139,544	$981,560	$252,628	$2,008,405

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of June 30, 2023, and December 31, 2022, warranty reserves were recorded within accrued expenses of $395,071 and $410,017, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	June 30,	December 31,
	2023	2022
Trade receivables	$104,155	$512,420
Less: Allowance for doubtful accounts	-	(2,349)
Accounts receivable, net	$104,155	$510,071

The Company reduced allowance for doubtful accounts by $2,349 for the three and six months ended June 30, 2023, and recorded $292,010 of bad debt expense due to direct write off balances due from Club Car, LLC (“Club Car”) for the six months ended June 30, 2023. The Company recorded $2,069 of bad debt expense for the three and six months ending June 30, 2022.

NOTE 6. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$2,481,859	$330,931
Work-in-progress	-	-
Finished goods	568,113	639,450
Total	$3,049,972	$970,381

For the three months ended June 30, 2023 and 2022, depreciation for fleet inventory was $0 and $23,883, and for the six months ended June 30, 2023 and 2022, was $0 and $47,775 respectively.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2023	2022
Prepayments for inventory	$2,603,057	$1,174,466
Prepayments for insurance	274,724	118,434
Prepayments on advances on design	101,815	75,000
Prepayments on software	190,333	103,851
Prepaid other	99,902	7,094
Total Prepaid Expenses and Other Current Assets	$3,269,831	$1,478,845

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Computer and equipment	$3,211,535	$1,970,001
Furniture and fixtures	395,705	323,789
Lease improvements	1,093,481	952,952
Computer software	455,875	455,875
Property and equipment, gross	5,156,596	3,702,617
Less: Accumulated depreciation	(1,955,336)	(1,510,280)
Property and equipment, net	$3,201,260	$2,192,337

Depreciation expense for the three months ended June 30, 2023 and 2022 was $254,160 and $98,913, and for the six months ended June 30, 2023 and 2022 was $444,966 and $183,405, respectively. The company recorded a loss on disposal for fixed assets of $11,666 for the three and six months ending June 30, 2023.

NOTE 9. ACCRUED EXPENSES

	June 30,	December 31,
	2023	2022
Accrued professional and consulting fees	$122,964	$410,711
Accrued payroll	392,079	6,000
Accrued warranty reserve	395,071	410,017
Accrued expenses other	-	138,209
Total accrued expenses	$910,114	$964,937

NOTE 10. STOCKHOLDERS’ EQUITY

Restricted Stock

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 760,668 shares of restricted stock to non-executive directors at a value of $0.75 per share. During the six months ended June 30, 2023 183,897 were vested and an equal number of shares of common stock were issued.

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 442,249 shares of restricted stock to non-executive directors at a value of $1.29 per share. As of December 31, 2022, 110,562 shares of common stock remained unissued; these shares were issued during the six months ended June 30, 2023.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 172,000 shares of restricted stock to non-executive directors at a value of $7.66 per share. As of December 31, 2021, 43,000 shares of common stock remained unissued; these shares were issued during the six months ended June 30, 2022.

Series H Convertible Preferred Stock

Number of Series H Preferred Stock outstanding as of June 30, 2023	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$184.8
Equals the convertible shares of Company Common Stock	7
Multiplied by the fair market value of Company Common Stock as of June 30, 2023	$0.68
Equals the payment	$5

Series H-3 Convertible Preferred Stock

Number of Series H-3 Preferred Stock outstanding as of June 30, 2023	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$165.6
Equals the convertible shares of Company Common Stock	1,028
Multiplied by the fair market value of Company Common Stock as of June 30, 2023	$0.68
Equals the payment	$699

Series H-6 Convertible Preferred Stock

Number of Series H-6 Preferred Stock outstanding as of June 30, 2023	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$2.5
Equals the convertible shares of Company Common Stock	1,440
Multiplied by the fair market value of Company Common Stock as of June 30, 2023	$0.68
Equals the payment	$979

Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining Contractual Term
	Warrants	Exercise Price	(in years)
Outstanding at December 31, 2022	6,106,023	$7.30	1.32
Granted	-	-
Exercised	-	-
Expired	(136,428)	9.60
Outstanding at June 30, 2023	5,969,595	$7.25	0.84

NOTE 11. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

The Company has reserved a total of 4,089,650 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 443,732 stock options, restricted stock and warrants remaining under this plan as of June 30, 2023.

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5,034	$(6,904)	$11,798	$9,800
Sales and marketing	(435)	870	5,489	13,815
General and administrative	237,532	309,587	491,582	568,048
Total	$242,131	$303,553	$508,869	$591,663

Options

The following table reflects a summary of stock option activity:

		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	(Years)
Outstanding at December 31, 2022	777,922	$6.15	7.56
Forfeitures	(45,500)	0.97
Outstanding at June 30, 2023	732,422	$6.47	7.10

Of the outstanding options, 654,937 were vested and exercisable as of June 30, 2023. At June 30, 2023 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $11,417 and $(6,298) of stock option expense for the three months ended June 30, 2023 and 2022, and $31,533 and $26,078 for the six months ended June 30, 2023 and June 30, 2022, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of June 30, 2023 was $69,823 and will be recognized on a straight-line basis through the end of the vesting periods through April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Restricted Stock

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at December 31, 2022	660,562	$1.91
Granted	760,668	0.75
Vested	(300,728)	0.95
Outstanding at June 30, 2023	1,120,502	$1.38

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 760,668 shares of restricted stock to non-executive directors at a value of $0.75 per share. There are 6,269 vested and unissued shares of restricted stock awards as of June 30, 2023. As of June 30, 2023 570,502 shares of restricted stock remain unvested and unissued.

The Company recognized compensation expense related to all restricted stock during the three months ended June 30, 2023, and 2022 of $230,713 and $309,850 and for the six months ended June 30, 2023 and 2022 $477,335 and $565,585, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of June 30, 2023, was $428,473.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 46% of the Company’s revenues for the three months ended June 30, 2023 and another customer accounted for 35%. Club Car accounted for approximately 89% and another customer 10% of the Company’s revenues for the three months ended June 30, 2022. Three customers accounted for approximately 42%, 25%, and 20% of the Company’s revenues for the six months ended June 30, 2023, respectively. Club Car accounted for approximately 95% of the Company’s revenues for the six months ended June 30, 2022. We do not expect Club Car to remain a customer going forward.

Accounts Receivable

As of June 30, 2023, two customers accounted for 61% and 39%, respectively, of the Company’s net accounts receivable. As of December 31, 2022, Club Car accounted for 100% of the Company’s net accounts receivable.

Purchasing

The Company places orders with various suppliers. No suppliers accounted for more than 10% of the Company’s raw materials purchased for the three months ended June 30, 2023. During the six months ended June 30, 2023, two suppliers accounted for more than 10% of the Company’s raw materials, one supplier accounted for 15% the other 13%. During the six months ended June 30, 2022, two suppliers accounted for accounted for more than 10% of the Company’s raw materials. One supplier accounted for 61% and the other 13%. The Company’s purchases of raw materials from one supplier was approximately 43% and 9% of its total purchases of raw materials for the three months ended June 30, 2022.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2021, the net balance between prepaid expenses and accrued expenses with Cenntro was a prepaid balance of $602,016. As of December 31, 2022, the balance was zero. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. Additionally, all inventory associated with Cenntro’s lithium-ion line NCM line was written off to cost of goods sold for $1,317,289.

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

NOTE 14. SUBSEQUENT EVENTS

On June 15, 2023, a certain lease agreement commenced for the purpose of expanding AYRO operations into Florida. The agreement called for the leased premises to provide general systems and equipment to be available in working order. The said premises ultimately failed to meet the working order provision, and all parties agreed to terminate the said lease. Thus, the lease for the Florida expansion premises was terminated on July 28, 2023, amicably, by all parties. Remaining obligations for this lease are de minimis.

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Investors, pursuant to which it agreed to sell to the Investors (i) an aggregate of 22,000 shares of Series H-7 Preferred Stock, initially convertible into up to 22,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) warrants to acquire up to an aggregate of 22,000,000 shares of common stock at an exercise price of $1.00 per share (the “Warrants, and such transactions collectively, the “Private Placement”).

The closing of the Private Placement occurred on August 10, 2023. The aggregate gross proceeds from the Private Placement were approximately $22 million. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

The Purchase Agreement contains certain representations and warranties, covenants, and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock;

●	a significant portion of our revenues has historically been derived from Club Car pursuant to the MPA. Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	holders of our Series H-7 convertible preferred stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”) are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;

●	the certificate of designations for the Series H-7 Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series H-7 Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the warrants;

●	under the Purchase Agreement (as defined below) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●	if we do not receive approval from our stockholders, we will be unable to pay amounts due to the holders of the Series H-7 Preferred Shares in shares of common stock and we will be required to pay such amounts in cash, which may force us to divert cash from other uses;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	if we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition, and results of operations;

●	the range of our electric vehicles on a single-charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition, and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;

●	our long-term capital requirements are subject to numerous risks;

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;
●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state, or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies;

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

Management’s plan to regain compliance with the Minimum Bid Price Requirement is to seek stockholder approval for, and to file, an amendment to our amended and restated certificate of incorporation (“Certificate of Incorporation”) to effect a reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-10, including shares held by us as treasury shares, with the exact ratio within such range to be determined by our board of directors at its discretion (the “Reverse Stock Split Amendment”). On August 8, 2023, we filed a preliminary proxy statement in connection with a special meeting of our stockholders to be held on September 14, 2023 (the “Special Meeting”) for the purpose of approving, among other things, the Reverse Stock Split Amendment.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that our common stock could be delisted. In such an event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. There can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain its listing on Nasdaq.

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

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have determined to cease production of the AYRO 411x and focus our resources on the development and launch of the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of June 30, 2023, was valued at $109,238. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended June 30,
	2023	2022	Change
Revenue	$139,544	$981,560	$(842,016)
Cost of goods sold	332,027	2,827,512	(2,495,485)
Gross loss	(192,483)	(1,845,952)	1,653,469
Operating expenses:
Research and development	2,405,398	1,046,797	1,358,601
Sales and marketing	420,861	337,226	83,635
General and administrative	3,247,731	2,741,700	506,031
Total operating expenses	6,073,990	4,125,723	1,948,267
Loss from operations	(6,266,473)	(5,971,675)	(294,798)
Other income (expense):
Other income (expense), net	(9,166)	10,706	(19,872)
Interest income	117,278	-	117,278
Unrealized gain (loss) on marketable securities	146,935	(13,479)	160,414
Realized gain on marketable securities	8,193	-	8,193
Net loss	$(6,003,233)	$(5,974,448)	$(28,785)

Revenue

Revenue was $0.14 million for the three months ended June 30, 2023, as compared to $0.98 million for the same period in 2022, a decrease of 85.8%, or $0.84 million. The decrease in revenue was the result of a reduction in sales to Club Car as we wind down our relationship with Club Car.

Cost of goods sold and gross loss

Cost of goods decreased by $2.5 million, or 88.3% for the three months ended June 30, 2023, as compared to the same period in 2022, corresponding with the decrease in vehicle sales and a $1.32 million write-off of NCM inventory and $0.62 million of Cenntro prepaid and accrued balances that were expensed in the same period in 2022.

Research and development expense

Research and development (“R&D”) expense was $2.41 million for the three months ended June 30, 2023, as compared to $1.05 million for the same period in 2022, an increase of $1.36 million, or 129.8%. The increase was primarily due to pre-production and low-rate initial production costs for the AYRO Vanish. We had an increase in R&D contracting for professional service and design costs of $0.41 million, an increase in design and testing material of $0.54 million, and an increase in salaries and related expenses of $0.37 million.

Sales and marketing expense

Sales and marketing expense was $0.42 million for the three months ended June 30, 2023, as compared to $0.34 million for the same period in 2022, an increase of $0.08 million, or 24.8%, as we increased our focus on marketing-related initiatives surrounding the AYRO Vanish. Contracting for professional marketing services increased by $0.07 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $3.25 million for the three months ended June 30, 2023, compared to $2.74 million for the same period in 2022, an increase of $0.51 million, or 18.5% primarily due to contracting and professional services for overall repositioning of engineering, design, and manufacturing partnerships. Salaries and related expenses decreased by $0.09 million, primarily due to reducing headcount. Fulfillment expense and rent expense decreased by $0.05 million and $0.04 million, respectively. Depreciation and stock-based compensation increased by $0.06 million and decreased by $0.07 million, respectively.

Other income and expense

We recorded a $0.01 million decrease of net other income from disposing a fixed asset, a $0.17 million increase in interest income on cash accounts, an increase in unrealized gains of $0.16 million on marketable securities, and an increase in realized gains of $0.01 million on marketable securities.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	For the Six Months Ended June 30,
	2023	2022	Change
Revenue	$252,628	$2,008,405	$(1,755,777)
Cost of goods sold	551,820	4,004,657	(3,452,837)
Gross loss	(299,192)	(1,996,252)	1,697,060
Operating expenses:
Research and development	4,535,388	1,912,204	2,623,184
Sales and marketing	1,138,953	1,182,042	(43,089)
General and administrative	6,091,047	5,446,627	644,420
Total operating expenses	11,765,388	8,540,873	3,224,515
Loss from operations	(12,064,580)	(10,537,125)	(1,527,455)
Other income (expense):
Other income (expense), net	52,532	19,597	32,935
Interest income	261,638	-	261,638
Unrealized gain (loss) on marketable securities	198,215	(35,580)	233,795
Realized loss on marketable securities	73,193	-	73,193
Net loss	$(11,479,002)	$(10,553,108)	$(925,894)

Revenue

Revenue was $0.25 million for the six months ended June 30, 2023, as compared to $2.01 million for the same period in 2022, a decrease of 87.4%, or $1.76 million. The decrease in revenue was the result of a reduction in sales to Club Car as we wind down our relationship with Club Car.

Cost of goods sold and gross profit

Cost of goods decreased by $3.45 million, or 86.2% for the six months ended June 30, 2023, as compared to the same period in 2022, corresponding with the decrease in vehicle sales and a $1.32 million write-off of NCM inventory and $0.62 million of Cenntro prepaid and accrued balances that were expensed in the same period in 2022.

Research and development expense

Research and development (“R&D”) expense was $4.54 million for the six months ended June 30, 2023, as compared to $1.91 million for the same period in 2022, an increase of $2.62 million, or 137.2%. The increase was primarily due to pre-production and low-rate initial production costs for the AYRO Vanish. We had an increase in R&D contracting for professional service and design costs of $1.5 million, an increase in design and testing material of $0.66 million, and an increase in salaries and related expenses of $0.4 million.

Sales and marketing expense

Sales and marketing expense was $1.14 million for the six months ended June 30, 2023, as compared to $1.18 million for the same period in 2022, an decrease of $0.04 million, or 3.6%, as we restructured our sales and marketing staff and marketing-related initiatives surrounding the AYRO Vanish. Salaries and related expenses decreased by $0.48 million due to the reduction of our sales and marketing resources. Bad debt increased by $0.29 million due to winding down our relationship with Club Car. Contracting for professional marketing services increased by $0.16 million.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $6.09 million for the six months ended June 30, 2023, compared to $5.45 million for the same period in 2022, an increase of $0.64 million, or 11.8% primarily due to an overall repositioning of engineering, design, and manufacturing partnerships. Salaries and related expenses increased by $0.21 million, primarily due to expanding headcount. Fulfillment expense and rent expense decreased by $0.21 million and $0.13 million, respectively. Depreciation and stock-based compensation increased by $0.1 million and decreased by $0.08 million, respectively.

Other income and expense

We recorded a $0.5 million increase of net other income from an insurance settlement on damaged vehicles in transit and loss on disposal of a fixed asset of $0.01 million, a $0.26 million increase in interest income on cash accounts, an increase in realized gains of $0.07 million on marketable securities and an increase in unrealized gains of $0.24 million on marketable securities.

Liquidity and Capital Resources

As of June 30, 2023, we had $13.57 million in cash, $19.46 million in marketable securities and working capital of $37.65 million. As of December 31, 2022, we had $39.1 million in cash, $9.85 million in marketable securities and working capital of $49.67 million. The decrease in cash and working capital was primarily a result of our operating loss. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash at June 30, 2023, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above, in connection with our strategic review we canceled development of our planned next-generation three-wheeled vehicle. In December of 2022 we completed pre-production on the new 411 fleet vehicle model refresh, the Vanish.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2023	2022
Cash Flows:
Net cash used in operating activities	$(14,893,479)	$(9,831,514)
Net cash used in investing activities	$(10,633,818)	$(18,438,183)
Net cash provided by financing activities	$-	$-

Operating Activities

During the six months ended June 30, 2023, we used $14.89 million in cash in operating activities, an increase in use of $5.06 million compared to the cash used in operating activities of $9.83 million during the same period in 2022. The increase in cash used in operating activities was primarily a result of raw materials purchased and $1.51 million of prepayments for inventory and manufacturing services, payments of accrued expenses, and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six months ended June 30, 2023, we used cash of $10.63 million from investing activities as compared to $18.44 million of cash used in investing activities during 2022, a decrease of $7.8 million. The net decrease was primarily due to our investment in marketable securities of $9.3 million for the six months ended June 30, 2023 compared to $18 million for the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, and 2022, we had no financing activities of note.

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

Recent Developments

August 2023 Private Placement

On August 7, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors (the “Investors”), pursuant to which we agreed to sell to the Investors (i) an aggregate of 22,000 shares of our newly-designated Series H-7 Preferred Stock, initially convertible into up to 22,000,000 shares of our common stock at a conversion price of $1.00 per share (the “Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 22,000,000 shares of common stock at an exercise price of $1.00 per share (the “Investor Warrants,” and such transactions collectively, the “Private Placement”).

The Private Placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Investors has represented to us that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Preferred Shares and Investor Warrants were offered without any general solicitation by us or our representatives.

The Private Placement closed on August 10, 2023. The aggregate gross proceeds from the Private Placement were approximately $22 million. We expect to use the net proceeds from the Private Placement for general corporate purposes.

The Purchase Agreement contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

In connection with the Private Placement, pursuant to an Engagement Letter, dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), we agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an exercise price of $1.00 per share and a five-year term.

Series H-7 Preferred Stock

The terms of the Preferred Shares are as set forth in the certificate of designations filed with the Secretary of State of the State of Delaware prior to the closing of the Private Placement (the “Certificate of Designations”). The Preferred Shares are convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price ( “Conversion Price”) of $1.00. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We are required to redeem the Preferred Shares in twelve equal monthly installments, commencing on a date between February 7, 2024 and August 7, 2025, at the election of each Investor. The amortization payments due upon such redemption are payable, at our election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.144 and 20% of the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of receipt of Nasdaq Stockholder Approval (as defined below), which amortization payments are subject to certain adjustments as set forth in the Certificate of Designations.

The holders of the Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of common stock at our option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Shares are also entitled to receive a dividend make-whole payment assuming for calculation purposes that the stated value remained outstanding through and including the twelve (12) month anniversary of the first installment date as elected by an Investor. Except as required by applicable law, the holders of Preferred Shares are entitled to vote with holders of the common stock on as as-converted basis, with the number of votes to which each holder of Preferred Shares is entitled to be calculated assuming conversion at the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement.

Notwithstanding the foregoing, our ability to settle conversions and make amortization and dividend make-whole payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of common stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). We have agreed to seek stockholder approval of these matters at a meeting to be held no later than November 5, 2023. We intend to obtain the Nasdaq Stockholder Approval at the Special Meeting. Our directors and officers holding approximately 1,484,458 shares of common stock, representing approximately 3.9% of our issued and outstanding Common Stock, have executed an agreement to vote their shares in favor of the Nasdaq Stockholder Approval. The Certificate of Designations also contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization or dividend make-whole payment under, the Certificate of Designations or Warrants. Such amount may be lowered with the consent of the holder and the Company.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and our failure to pay any amounts due to the holders of the Preferred Shares when due. In connection with a Triggering Event, each holder of Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Preferred Shares at a premium set forth in the Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, investment transactions, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, the transfer of assets, and certain minimum cash requirements and establishment of a segregated deposit account for the proceeds of the offering, among other matters.

There is no established public trading market for the Preferred Shares and we do not intend to list the Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants are exercisable for shares of common stock (the “Warrant Shares”) immediately at an exercise price of $1.00 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). There is no established public trading market for the Warrants and we do not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

The Preferred Shares, the Conversion Shares, the Warrants and the Warrant Shares have not been registered under the Securities Act. In connection with the Purchase Agreement, on August 7, 2023, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we are required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 150% of the Conversion Shares and the Warrant Shares promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). We will be obligated to pay certain liquidated damages to the Investors if we fail to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 2, 2023, Nasdaq will provide written notification that our common stock could be delisted. In such an event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. However, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain its listing on Nasdaq.

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

Holders of our Series H-7 Preferred Stock are entitled to certain payments under the Certificate of Designations that may be paid in cash or in shares of common stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.

Under the Certificate of Designations, we are required to redeem the Series H-7 Preferred Shares in monthly installments, commencing on a date between February 7, 2024 and August 7, 2025. Holders of the Series H-7 Preferred Shares are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For any installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) the lower of (x) $0.144 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Nasdaq Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of the Preferred Shares using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until our receipt of the Nasdaq Stockholder Approval. If we are unable to make installment payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of the Series H-7 Preferred Shares using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the installment payments due to holders of Series H-7 Preferred Stock in the form of common stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Series H-7 Preferred Stock will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Certificate of Designations and the Warrants contain anti-dilution provisions that may result in the reduction of the conversion price of the Preferred Shares or the exercise price of the Warrants in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Preferred Shares or upon the exercise of the warrants.

The Certificate of Designations and the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any shares of the Series H-7 Preferred Shares or Warrants are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Series H-7 Preferred Shares or the Exercise Price of the Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the Exercise Price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock being issuable upon conversion of the Preferred Shares and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Preferred Shares or the exercise of the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or Exercise Price. If we do not have a sufficient number of available shares for any Preferred Share conversions or Warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Preferred Shares or Warrants are outstanding.

Under the Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Purchase Agreement contains the following restrictive covenants: (i) until Preferred Shares are no longer outstanding, we agreed not to enter into any variable rate transactions; (ii) we agreed to offer to the Investors, until the later of (x) the date on which no Preferred Shares no longer outstanding and (y) the maturity date of the Preferred Shares, the opportunity to participate in any subsequent securities offerings by us; and (iii) we agreed to use our reasonable best efforts to hold a stockholder meeting, at which we would solicit our stockholders’ affirmative vote for approval of our issuance of the maximum Conversion Shares upon conversion of the Preferred Shares and the maximum Warrant Shares upon exercise of the Warrants, each in accordance with the applicable law and rules and regulations of Nasdaq, no later than November 5, 2023. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement.

If we do not receive approval from our stockholders, we will be unable to pay amounts due to the holders of the Series H-7 Preferred Shares in shares of common stock and we will be required to pay such amounts in cash, which may force us to divert cash from other uses.

Under the Purchase Agreement, we are required to hold a meeting of our stockholders to seek approval under Rule 5635(d) of the Nasdaq Stock Market for the sale, issuance or potential issuance by us of our common stock (or securities convertible into or exercisable for our common stock) in excess of 7,554,727 shares, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement. Our directors and officers, who held approximately 3.9% of our issued and outstanding common stock as of the date of the Purchase Agreement, are party to a voting agreement pursuant to which, among other things, each such stockholder agreed, solely in their capacity as a stockholder, to vote all of their shares of common stock in favor of the approval. If an insufficient number of our remaining stockholders vote in favor of the proposal we will be unable to issue shares of common stock in order to pay amounts due under the Certificate of Designations to holders of the Series H-7 Preferred Shares in shares of common stock. If we are unable to pay such amounts when due in shares of common stock, we will have to satisfy our payment obligations by means of cash payments. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of , or incorporated by reference into, this Quarterly Report on Form 10-Q

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.4	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.5	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

3.6	Form of Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: August 14, 2023	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ David E. Hollingsworth
David E. Hollingsworth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

