Form 10-Q
period 2023-09-30
AYRO, Inc.
filed 2023-11-20
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, the registrant had 4,890,137 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended September 30, 2023

Table of Contents

		PAGE
PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	Financial Statements (Unaudited)	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022	F-1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023, and 2022	F-2
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023, and 2022	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023, and 2022	F-4
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	16
ITEM 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17
ITEM 1A.	Risk Factors	17
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3.	Defaults Upon Senior Securities	18
ITEM 4.	Mine Safety Disclosures	18
ITEM 5.	Other Information	18
ITEM 6.	Exhibits	19

SIGNATURES		21

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,287,902	$39,096,562
Restricted Cash	10,000,000	-
Marketable securities	34,627,782	9,848,804
Accounts receivable, net	143,990	510,071
Inventory, net	4,346,610	970,381
Prepaid expenses and other current assets	3,085,303	1,478,845
Total current assets	55,491,588	51,904,663

Property and equipment, net	3,499,299	2,192,337
Operating lease – right-of-use asset	716,957	819,401
Deposits and other assets	90,642	73,683
Total assets	$59,798,486	$54,990,084

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$826,924	$1,107,215
Accrued expenses	992,966	964,937
Current portion lease obligation – operating lease	192,170	165,767
Total current liabilities	2,012,060	2,237,919

Derivative liability	1,931,000	-
Warrant liability	20,065,440	-
Lease obligation - operating lease, net of current portion	552,728	693,776
Total liabilities	24,561,228	2,931,695

Commitments and contingencies
MEZZANINE EQUITY
Series H-7 Convertible redeemable preferred stock, ($0.0001 par value and $1,000 face value, 22,000 shares authorized; 22,000 shares issued and outstanding at September 30, 2023, and 0 shares at December 31, 2022, respectively). Liquidation preference of $22,244,000 as of September 30, 2023	7,925,309	-

STOCKHOLDERS’ EQUITY
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2023, and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of September 30, 2023, and December 31, 2022, respectively)	-	-
Convertible Preferred Stock Series H-6, ($0.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 shares as of September 30, 2023, and December 31, 2022, respectively)	-	-
Common Stock, $0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 4,890,137 and 4,655,205 as of September 30, 2023 and December 31, 2022, respectively)	489	466
Additional paid-in capital	132,549,618	133,227,507
Accumulated deficit	(105,238,158)	(81,169,584)
Total stockholders’ equity	27,311,949	52,058,389
Total liabilities, mezzanine equity and stockholders’ equity	$59,798,486	$54,990,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$88,395	$373,186	$341,023	$2,381,592
Cost of goods sold	231,837	955,003	783,656	4,959,660
Gross loss	(143,441)	(581,817)	(442,633)	(2,578,068)

Operating expenses:
Research and development	1,335,167	1,837,510	5,870,555	3,749,714
Sales and marketing	390,684	384,748	1,529,637	1,566,790
General and administrative	4,370,684	3,000,156	10,461,733	8,446,785
Total operating expenses	6,096,535	5,222,414	17,861,925	13,763,289

Loss from operations	(6,239,976)	(5,804,231)	(18,304,558)	(16,341,357)

Other income(expense):
Interest Income	35,557	51,792	370,387	71,389
Change in FV-Warrant Liability	(10,095,960)	-	(10,095,960)	-
Change in FV-Derivative Liability	3,216,000	-	3,216,000	-
Unrealized gain (loss) on marketable securities	403,996	(32,135)	602,211	(75,204)
Realized gain on marketable securities	90,812	103,000	143,344	110,490
Other income (expense), net	(6,349,596)	122,657	(5,764,018)	106,675

Net loss	(12,589,572)	(5,681,574)	(24,068,576)	(16,234,682)

Preferred stock dividends	(244,000)	-	(244,000)	-
Accretion of discounts to redemption value of H-7 convertible preferred stock	(1,165,635)	-	(1,165,635)	-
Deemed Dividend (Series H-5 warrants)	(199,000)	-	(199,000)	-

Net loss attributable to Common Stockholders	$(14,198,207)	$(5,681,574)	$(25,677,211)	$(16,234,682)

Net loss per share, basic and diluted	$(2.99)	$(1.23)	$(5.47)	$(3.51)

Basic and diluted weighted average Common Stock outstanding	4,744,229	4,636,829	4,698,104	4,624,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2023

	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	-	$-	8	$-	1,234	$-	50	$-	4,655,205	$466	$133,227,507	$(81,169,584)	$52,058,389
Stock based compensation											20,116		20,116
Vested Restricted Stock									13,858	1	246,624		246,625
Net Loss												(5,475,769)	(5,475,769)
Balance, March 31, 2023	-	-	8	-	1,234	-	50	-	4,669,063	467	133,494,247	(86,645,353)	46,849,361
Stock based compensation											11,417		11,417
Vested Restricted Stock									23,568	2	230,711		230,713
Net Loss												(6,003,233)	(6,003,233)
Balance, June 30, 2023	-	-	8	-	1,234	-	50	-	4,692,632	469	133,736,375	(92,648,586)	41,088,258
Sale of preferred shares
Issuance of convertible preferred stock, net of discounts and transaction costs	22,000	6,515,674											-
Issuance of rounded shares as a result of the reverse stock split.									173,530	17	(17)		-
Dividends (Accrued Series H-7 Preferred)		244,000										(244,000)	(244,000)
Deemed Dividend (Series H-5 warrants)											-		-
Accretion of discounts to redemption value of H-7 convertible preferred stock		1,165,635										(1,165,635)	(1,165,635)
Stock based compensation											15,165		15,165
Vested Restricted Stock									23,975	3	207,730		207,733
Net Loss												(12,589,572)	(12,589,572)
Balance, September 30, 2023	22,000	$7,925,309	8	$-	1,234	$-	50	$-	4,890,137	$489	$132,549,618	$(105,238,158)	$27,311,949

Three and Nine Months Ended September 30, 2022

	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2022	-	$-	8	$-	1,234	$-	50	$-	4,608,370	$461	$131,658,002	$(58,234,231)	$73,424,232
Stock based compensation											288,110		288,110
Vested Restricted Stock									5,375	1	329,380		329,381
Net Loss												(4,578,660)	(4,578,660)
Balance at March 31, 2022	-	-	8	-	1,234	-	50	-	4,613,745	462	132,275,492	(62,812,891)	69,463,063
Stock based compensation											303,553		303,553
Vested Restricted Stock									13,820	1	(1)		-
Net Loss												(5,974,448)	(5,974,448)
Balance, June 30, 2022	-	-	8	-	1,234	-	50	-	4,627,565	463	132,579,044	(68,787,339)	63,792,168
Stock based compensation											332,181		332,181
Vested Restricted Stock									13,858	1	(1)		-
Net Loss												(5,681,574)	(5,681,574)
Balance, September 30, 2022	-	$-	8	$-	1,234	$-	50	$-	4,641,423	$464	$132,911,224	$(74,468,913)	$58,442,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,068,576)	$(16,234,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781,852	442,890
Stock-based compensation	731,768	923,844
Change in FV-Derivative Liability	(3,216,000)	-
Change in FV-Warrant Liability	10,095,960	-
Amortization of right-of-use asset	123,885	155,308
Bad debt expense	292,010	2,136
Unrealized gain on marketable securities	(602,211)	75,204
Realized gain on marketable securities	(143,344)	(110,490)
Impairment of inventory and prepaid	-	2,351,947
Change in operating assets and liabilities:
Accounts receivable	74,072	510,922
Inventory	(3,376,229)	462,025
Prepaid expenses and other current assets	(1,606,457)	(1,430,565)
Deposits and other assets	(500)	18,798
Accounts payable	(280,291)	516,347
Accrued expenses	28,029	(473,953)
Lease obligations - operating leases	(136,086)	(168,935)
Net cash used in operating activities	(21,302,119)	(12,959,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,076,070)	(970,557)
Change in marketable securities	(24,033,422)	(15,755,310)
Purchase of intangible assets	(29,204)	(46,546)
Net cash used in by investing activities	(26,138,696)	(16,772,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of preferred stock, net of transaction costs	21,632,156	-
Net cash provided by financing activities	21,632,156	-

Net change in cash, cash equivalents and restricted cash	(25,808,660)	(29,731,616)

Cash, cash equivalents and restricted cash, beginning of period	39,096,562	69,160,466

Cash, cash equivalents and restricted cash, end of period	$13,287,902	$39,428,850

Supplemental disclosure of cash and non-cash transactions:
Accrual of Series H-7 Convertible Preferred Stock Dividends	$244,000	$-
Restricted Stock issued previously accrued	$-	$329,381
Initial fair value of warrant liability	$9,969,480	$-
Initial fair value of derivative liability	$5,147,000	$-
Deemed Dividend H-5 Warrants	$199,000	$-
Accretion of discounts to redemption value of H-7 convertible preferred stock	$1,165,635	$-
Accrued fixed assets	$-	$193,053

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$3,287,902	$39,428,850
Restricted Cash	$10,000,000	$-
Total cash, cash equivalents and restricted cash	$13,287,902	$39,428,850

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

Reverse Stock Split

On September 15, 2023, the Company effected a one-for-eight reverse stock split of the Company’s common stock (the “Reverse Stock Split”). All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

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

In December of 2021, the Company began research and development on the Vanish, including updates on its supply chain evolution, offshoring/onshoring mix, manufacturing strategy, and annual model year refresh program. The Company commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net losses of $24,068,576 for the nine months ended September 30, 2023, and negative cash flows from operations of $21,302,119 for the nine months ended September 30, 2023. On September 30, 2023, the Company had cash and cash equivalents totaling $3,287,902 marketable securities of $34,627,782 and restricted cash of $10,000,000. In addition, overall working capital increased by $3,812,783 during the nine months ended September 30, 2023. Management believes that the existing cash, cash equivalents and marketable securities as of September 30, 2023, will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Investors”) in a private placement (the “Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Shares”), and (ii) warrants (the “Warrants”) initially exercisable for up to an aggregate of 2,750,000 shares of common stock. The Company raised gross proceeds of $22 million from the sale, which closed on August 10, 2023.

The certificate of designations for the Series H-7 Preferred Shares (the “Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of September 30, 2023, the Company was not in compliance with the restrictive provisions discussed above. The Company has regained compliance subsequent to September 30, 2023.

The Purchase Agreement contains certain representations and warranties, covenants, and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. Among other covenants, the Purchase Agreement requires the Company to hold a meeting of its stockholders no later than November 5, 2023, to seek approval under Nasdaq Stock Market Rule 5635(d) (the “Stockholder Approval”) for the issuance of shares of common stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Purchase Agreement pursuant to the terms of the Preferred Stock and the Warrants. Such Stockholder Approval was obtained at a Special Meeting held on September 14, 2023.

The Company may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially and negatively impact the Company’s business, prospects, financial condition, and operating results. Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to Company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2023, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023, as amended on May 1, 2023.

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

The Company’s most significant estimates include marketable securities, revenue recognition, the measurement of stock-based compensation expenses, fair value measurements of warrant and derivative liabilities and accretion of preferred stock. Actual results could differ from these estimates.

Restricted Cash

As of September 30, 2023, cash of $10 million was restricted in accordance with the Certificate of Designations. See Note 2, above.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $34,627,782 and $9,848,804 in marketable securities as of September 30, 2023, and December 31, 2022, respectively.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $15,148 and $79,767 for the three months ended September 30, 2023, and 2022 and $56,482 and $335,812 for the nine months ended September 30, 2023, and 2022 respectively, included in General and Administrative Expenses.

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

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. These particular derivatives are assessed under ASC 480 and ASC 815.

Fair Value Measurements

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), the company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

In accordance with ASC 260, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the three and nine months ended September 30, 2023.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	38,696	98,178	38,696	98,178
Restricted stock unvested	116,293	96,353	116,293	96,353
Warrants outstanding	11,605,759	763,253	11,605,759	763,253
Preferred stock outstanding	11,122,696	309	11,122,696	309
Totals	22,883,444	958,093	22,883,444	958,093

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which reduces the number of accounting models for convertible instruments, amends diluted earnings per share calculations for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 was effective for interim and annual periods beginning after December 15, 2021. The Company adopted ASU 2020-06 as of January 1, 2023. The adoption did not result in a material change to these unaudited condensed consolidated financial statements.

Inflation Risk

The Company does not believe that inflation has had a material effect on its business, financial condition, or results of operations. If costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could harm the business, financial condition, and results of operations.

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue type
Product revenue	$80,475	$332,792	$327,863	$2,170,943
Shipping revenue	7,920	35,507	3,770	165,762
Miscellaneous income	-	4,887	9,390	44,887
Total Revenue	$88,395	$373,186	$341,023	$2,381,592

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of September 30, 2023, and December 31, 2022, warranty reserves were recorded within accrued expenses of $395,071 and $410,017, respectively.

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of amounts due from invoiced customers and product deliveries and were as follows:

	September 30,	December 31,
	2023	2022
Trade receivables	$143,990	$512,420
Less: Allowance for doubtful accounts	-	(2,349)
Accounts receivable, net	$143,990	$510,071

The Company reduced allowance for doubtful accounts by $2,349 for the three and nine months ended September 30, 2023, and recorded $292,010 of bad debt expense due to direct write off balances due from Club Car, LLC (“Club Car”) for the nine months ended September 30, 2023. The Company recorded $2,136 of bad debt expense for the three and nine months ended September 30, 2022.

NOTE 6. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$3,889,979	$330,931
Work-in-progress	-	-
Finished goods	456,631	639,450
Total	$4,346,610	$970,381

For the three months ended September 30, 2023, and 2022, depreciation for fleet inventory was $0 and $23,886, and for the nine months ended September 30, 2023, and 2022, was $0 and $71,661, respectively.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2023	2022
Prepayments for inventory	$2,623,760	$1,174,466
Prepayments for insurance	222,006	118,434
Prepayments on advances on design	-	75,000
Prepayments on software	150,468	103,851
Prepaid other	89,069	7,094
Total Prepaid Expenses and Other Current Assets	$3,085,303	$1,478,845

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Computer and equipment	$3,639,357	$1,970,001
Furniture and fixtures	395,705	323,789
Lease improvements	1,275,050	952,952
Computer software	468,575	455,875
Property and equipment, gross	5,778,687	3,702,617
Less: Accumulated depreciation	(2,279,388)	(1,510,280)
Property and equipment, net	$3,499,299	$2,192,337

Depreciation expense for the three months ended September 30, 2023, and 2022 was $324,052 and $151,980, and for the nine months ended September 30, 2023, and 2022 was $769,108 and $335,385, respectively.

NOTE 9. ACCRUED EXPENSES

	September 30,	December 31,
	2023	2022
Accrued professional and consulting fees	$97,900	$410,711
Accrued payroll	464,166	6,000
Accrued warranty reserve	395,071	410,017
Accrued expenses other	35,829	138,209
Total accrued expenses	$992,966	$964,937

NOTE 10. STOCKHOLDERS’ EQUITY

Restricted Stock

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 95,087 shares of restricted stock to non-executive directors at a value of $6.00 per share. During the nine months ended September 30, 2023, 47,542 were vested and an equal number of shares of common stock were issued.

On February 1, 2022, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 55,282 shares of restricted stock to non-executive directors at a value of $10.32 per share. As of December 31, 2022, 13,858 shares of common stock remained unissued; these shares were issued during the nine months ended September 30, 2023.

On February 24, 2021, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company issued 21,500 shares of restricted stock to non-executive directors at a value of $61.28 per share. As of December 31, 2021, 5,375 shares of common stock remained unissued; these shares were issued during the nine months ended September 30, 2022.

Share Increase Amendment

On September 14, 2023, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and made a corresponding change to the number of authorized shares of capital stock, effective September 15, 2023.

Series H Convertible Preferred Stock

Number of Series H Preferred Stock outstanding as of September 30, 2023	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$1,478.40
Equals the convertible shares of Company Common Stock	1
Multiplied by the fair market value of Company Common Stock as of September 30, 2023	$2.34
Equals the payment	$2

Series H-3 Convertible Preferred Stock

Number of Series H-3 Preferred Stock outstanding as of September 30, 2023	1,234
Multiplied by the stated value	$138
Equals the gross stated value	$170,292
Divided by the conversion price	$1,324.80
Equals the convertible shares of Company Common Stock	129
Multiplied by the fair market value of Company Common Stock as of September 30, 2023	$2.34
Equals the payment	$302

Series H-6 Convertible Preferred Stock

Number of Series H-6 Preferred Stock outstanding as of September 30, 2023	50
Multiplied by the stated value	$72
Equals the gross stated value	$3,600
Divided by the conversion price	$5.76
Equals the convertible shares of Company Common Stock	6.25
Multiplied by the fair market value of Company Common Stock as of September 30, 2023	$2.34
Equals the payment	$1,053

August 2023 Private Placement

On August 7, 2023, the Company entered into the Purchase Agreement with the Investors, pursuant to which it agreed to sell to the Investors (i) an aggregate of 22,000 Series H-7 Preferred Shares with a stated value of $1,000 per share, initially convertible into up to 2,750,000 shares of the Company’s common stock at a conversion price of $8.00 per share, and (ii) Warrants initially exercisable for up to an aggregate of 2,750,000 shares of common stock in the Private Placement.

In connection with the Private Placement, pursuant to an Engagement Letter, dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an initial exercise price of $8.00 per share (subsequently reduced to $2.00 per share pursuant to a Stock Combination Event Adjustment following the Reverse Stock Split) and a five-year term.

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments, commencing on various dates, at the option of each Investor, between February 7, 2024, and August 7, 2025. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $0.0744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Shares have the option to defer amortization payments or, subject to certain limitations as specified in the Certificate of Designations, can elect to accelerate installment conversion amounts.

The holders of the Series H-7 Preferred Shares are entitled to dividends of 8.0% per annum, compounded monthly, which are payable in cash or shares of common stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series H-7 Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series H-7 Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series H-7 Preferred Shares are entitled to vote with the holders of the common stock on all matters that such common stockholders are entitled to vote upon.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain Triggering Events including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days, the Company’s failure to pay any amounts due to the holders of the Series H-7 Preferred Shares when due. In connection with a Triggering Event, each holder of Series H-7 Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series H-7 Preferred Shares at a premium set forth in the Certificate of Designations.

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being effected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $5.1 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 75.0%, (ii) the time to maturity of 1.48 years, (iii) a discounted market interest rate of 12.2%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 14.8%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series H-7 Preferred Shares. During the three months ended September 30, 2023, the Company recorded a total discount of approximately $15.5 million upon issuance of the Series H-7 Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $5.1 million, stock issuance costs of approximately $0.6 million and the fair value of the Investor Warrants of approximately $9.8 million. As of September 30, 2023, it is probable that the Series H-7 Preferred Shares will be redeemed. In accordance with ASC 480-10-S99-3A the Company is accreting the discount on the effective interest method and approximately $1.2 million was recorded as a deemed dividend during the three and nine months ended September 30, 2023.

Following the Reverse Stock Split, as discussed in Note 1 above, the Conversion Price was reduced to $2.00 per share pursuant to the terms of the Certificate of Designation.

During each of the three and nine months ended September 30, 2023, the Company recorded a gain of approximately $3.2 million, and $0 for the comparable periods in 2022, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $1.9 million fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 76.0%, (ii) the time to maturity of 1.33 years, (iii) a discounted market interest rate of 14.93%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 14.53%.

Common Stock Warrants

Pursuant to the Private Placement, the Company issued to Investors Warrants initially exercisable for 2,750,000 shares of common stock. In addition, pursuant to its advisory agreement with the placement agent for the Private Placement, the Company issued to the Placement Agent Warrants initially exercisable for 55,000 shares of common stock with the same terms. The Placement Agent Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 815.

The Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price. The Warrants are also entitled to certain adjustments following any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock. Such adjustments were triggered as a result of the Reverse Stock Split, resulting in an adjusted exercise price per share from $8.00 to $2.00. An additional 8,415,000 warrants exercisable at $2.00 per share were issued.

The Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the three months ended September 30, 2023. The fair value of the Warrants of approximately $10.0 million was estimated at the date of issuance using a stock price of $5.20, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5.0 years; (iii) equity volatility of 96.0%; and (iv) a risk-free interest rate of 4.21%.

Transaction costs incurred attributable to the issuance of the Warrants of $1.2 million were immediately expensed to general and administrative expense.

During each of the three and nine months ended September 30, 2023, and 2022, the Company recorded a loss of approximately $10.0 million, and $0 for comparable periods in 2022, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of approximately $20.0 million was estimated at September 30, 2023, utilizing the Black Scholes Model using a stock price of $2.34, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 4.86 years; (iii) equity volatility of 96.5%; and (iv) a risk-free interest rate of 4.61%.

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor price of $6.336 per share). Anti-dilution adjustments were triggered resulting in an adjusted exercise price per share from $20.00 to $8.00 as the result of the issuance of Series H-7 Preferred Shares and from $8.00 to $6.336 as of result of the Reverse Stock Split. An additional 93,940 warrants exercisable at $6.336 per share were issued.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Series H-5 Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for common stock, which represents an equity for equity exchange. Therefore, the change in the fair value before and after the effect of the anti-dilution triggering event and the fair value of the Series H-5 warrants will be treated as a deemed dividend in the amount of $199,000 during the three and nine months ended September 30, 2023. The Company valued the initial deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $165,000 and (b) the fair value of the original award prior to the modification of $21,000. The Company valued the second deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $141,000 and (b) the fair value of the original award prior to the modification of $86,000.

The warrants were valued using the Black-Scholes option pricing model on the date of the modification and issuance using the following assumptions for the initial deemed dividend: (a) fair value of common stock of $5.20 per share, (b) expected volatility of 76.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 4.91%, and (e) expected life of 1.82 years. The warrants were valued using the Black-Scholes option pricing model on the date of the modification and issuance using the following assumptions for the second deemed dividend: (a) fair value of common stock of $3.90 per share, (b) expected volatility of 76.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 5.13%, and (e) expected life of 1.73 years.

A summary of the Company’s warrants to purchase common stock activity is as follows:

			Weighted Average
	Shares Underlying	Weighted Average	Remaining Contractual Term
	Warrants	Exercise Price	(in years)
Outstanding at December 31, 2022	763,253	$58.40	1.32
Granted	11,313,940	2.00	-
Exercised	-	-	-
Expired	(471,435)	58.40	-
Outstanding at September 30, 2023	11,605,758	$3.42	4.77

NOTE 11. STOCK-BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

The Company has reserved a total of 1,229,956 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 822,843 stock options, restricted stock and warrants remaining under this plan as of September 30, 2023.

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$6,219	$5,269	$18,017	$15,069
Sales and marketing	1,999	6,001	7,488	19,816
General and administrative	214,681	320,911	706,263	888,959
Total	$222,899	$332,181	$731,768	$923,844

Options

The following table reflects a summary of stock option activity:

		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	(Years)
Outstanding at December 31, 2022	97,240	$49.20	7.56
Forfeitures	(58,544)	7.76
Outstanding at September 30, 2023	38,696	$87.67	6.79

Of the outstanding options, 27,460 were vested and exercisable as of September 30, 2023. At September 30, 2023, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $15,165 and $18,821 of stock option expense for the three months ended September 30, 2023, and 2022, and $46,698 and $44,899 for the nine months ended September 30, 2023, and September 30, 2022, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of September 30, 2023, was $53,321 and will be recognized on a straight-line basis through the end of the vesting periods through April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Restricted Stock

		Weighted
	Number of	Average Grant
	Shares	Price
Outstanding at December 31, 2022	82,570	$15.28
Granted	95,087	6.00
Vested	(61,364)	5.95
Outstanding at September 30, 2023	116,293	$8.58

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 95,087 shares of restricted stock to non-executive directors at a value of $6.00 per share. There are no vested and unissued shares of restricted stock awards as of September 30, 2023. As of September 30, 2023, 116,290 shares of restricted stock remain unvested and unissued.

The Company recognized compensation expense related to all restricted stock during the three months ended September 30, 2023, and 2022 of $207,716 and $313,360 and for the nine months ended September 30, 2023, and 2022 $686,869 and $878,945, respectively. Total compensation cost related to non-vested restricted stock not yet recognized as of September 30, 2023, was $220,741.

NOTE 12. CONCENTRATIONS AND CREDIT RISK

Revenues

One customer accounted for approximately 65% of the Company’s revenues for the three months ended September 30, 2023, and another customer accounted for 12%. Club Car accounted for approximately 100% of the Company’s revenue for the three months ended September 30, 2022. Three customers accounted for approximately 36%, 31%, and 12% of the Company’s revenues for the nine months ended September 30, 2023, respectively. Club Car accounted for approximately 95% of the Company’s revenues for the nine months ended September 30, 2022. We do not expect Club Car to remain a customer going forward.

Accounts Receivable

As of September 30, 2023, two customers accounted for 85% and 14%, respectively, of the Company’s net accounts receivable. As of December 31, 2022, Club Car accounted for 100% of the Company’s net accounts receivable.

Purchasing

The Company places orders with various suppliers. Certain suppliers accounted for more than 10% of the Company’s raw materials purchased for the three months ended September 30, 2023, including, one for 16%, one for 14%, one for 12%, and the fourth for 10%. During the nine months ended September 30, 2023, no suppliers accounted for more than 10% of the Company’s raw materials.

During the nine months ended September 30, 2022, one supplier accounted for approximately 57%, and two other suppliers accounted for 12% of the Company’s raw materials purchases. The Company’s purchases of raw materials from three suppliers were approximately 49%, 17%, and 13% respectively, of its total purchases of raw materials for the three months ended September 30, 2022.

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

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, which has historically been the Company’s primary supplier. Cenntro was previously a significant stockholder in AYRO Operating. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. The Company purchased 100% of its vehicle chassis, cabs, and wheels for AYRO 411 Fleet Vehicles through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract.

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

Litigation

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions, or cash flows.

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

DropCar was audited by the New York State Department of Taxation and Finance (“DOTF”) for its sales tax paid over the period of 2017 – 2020. The DOTF believes DropCar owes additional sales tax plus interest. Management is investigating the details of this audit. As of December 31, 2021, the Company has accrued $476,280 in expense for such additional sales tax and interest and paid as of December 31, 2022.

NOTE 14. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2023, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

			At Inception
		September 30,	August 10,
Description	Level	2023	2023
Liabilities:
Warrant liability (see Note 10)	3	$20,065,440	$9,969,480
Bifurcated embedded derivative liability (see Note 10)	3	$1,931,000	$5,147,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

September 30, 2023
Balance on December 31, 2022	$-
Issuance of warrants	9,969,480
Change in fair value of warrant liability	10,095,960
Balance on September 30, 2023	$20,065,440

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

September 30, 2023
Balance on December 31, 2022	$-
Issuance of convertible preferred stock with bifurcated embedded derivative	5,147,000
Change in fair value of bifurcated embedded derivative	(3,216,000)
Balance on September 30, 2023	$1,931,000

NOTE 15. SUBSEQUENT EVENTS

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No. 2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under the Company’s master procurement agreement with Club Car (the “MPA”) due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. Club Car seeks unspecified damages and indemnification for past and future customer claims with respect to the vehicles sold to Club Car under the MPA. The Company intends to vigorously contest these allegations.

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	a significant portion of our revenues has historically been derived from Club Car LLC (“Club Car”) pursuant to the MPA (as defined below). Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we face risks associated with litigation and claims;

●	holders of our Series H-7 convertible preferred stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”) are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;

●	the certificate of designations for the Series H-7 Preferred Stock (the “Certificate of Designations”) and the warrants issued concurrently therewith contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the Series H-7 Preferred Stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the warrants;

●	under the Purchase Agreement (as defined below) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	if we lose our exclusive license to manufacture the AYRO 411x model (“411x”) in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition, and results of operations;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition, and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;

●	our long-term capital requirements are subject to numerous risks;

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state, or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

Overview

We design and manufacture compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers, including universities, business and medical campuses, last mile delivery services and food service providers. We have commenced sales and delivery of our current model, the Vanish, in support of the aforementioned markets.

Reverse Stock Split

On September 15, 2023, we effected a one-for-eight reverse stock split of our common stock (the “Reverse Stock Split”). All share and per share information in this quarterly report have been retroactively adjusted to reflect the Reverse Stock Split.

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

For the past several years, our primary supplier has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, we ceased production of the 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish. We began design and development of the Vanish in December 2021, including updates to our supply chain, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

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

We imported semi-knocked-down vehicle kits from Cenntro for the AYRO 411 Fleet models that comprised our model year 2022 lineup. The vehicle kits were received through shipping containers at the assembly facility of Karma Automotive LLC (“Karma”), our previous manufacturing partner in southern California, as well as at our customization, service and integration facility in Round Rock, Texas. The vehicles were then assembled with tailored customization requirements per order.

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have determined to cease production of the 411x and focus our resources on the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of September 30, 2023, was valued at $109,238. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

The new Vanish utilizes assemblies and products that largely eliminate our dependency on Chinese imports and optimize the supply chain to rely primarily upon North American and European sources. Final assembly of the Vanish occurs in our Round Rock, Texas facilities.

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

We import the Products from Linamar in Canada, and we manufacture and assemble the Vanish at our customization, service, and integration facility in Round Rock, Texas. Over 98% of the vehicle assemblies, components, and products for the Vanish are from North American and European sources.

Club Car MPA Termination

The majority of our sales have historically been comprised of sales to Club Car pursuant to a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., our subsidiary (“AYRO Operating”), and Club Car on March 5, 2019. The MPA granted Club Car the exclusive right to sell the AYRO 411 Fleet in North America, provided that Club Car ordered at least 500 vehicles per year. Club Car did not meet this volume threshold for 2020, 2021 or 2022. Pursuant to the MPA, AYRO Operating granted Club Car a right of first refusal for sales of 51% or more of AYRO Operating’s assets or equity interests, which right of first refusal is exercisable for a period of 45 days following delivery of an acquisition notice to Club Car. AYRO Operating also agreed to collaborate with Club Car on new products similar to the AYRO 411 Fleet and improvements to existing products and granted Club Car a right of first refusal to purchase similar commercial utility vehicles which AYRO Operating may develop during the term of the MPA.

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

Recent Developments

August 2023 Private Placement

On August 7, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing investors (the “Investors”), pursuant to which we agreed to sell to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 22,000 shares of our newly-designated Series H-7 Preferred Stock, initially convertible into up to 2,750,000 shares of our common stock (the “Preferred Shares”) at a conversion price (the “Conversion Price”) of $8.00 per share, and (ii) warrants to acquire up to an aggregate of 2,750,000 shares of common stock at an initial exercise price (“Exercise Price”) of $8.00 per share (the “Investor Warrants,”). Following the Reverse Stock Split, the Conversion Price was reduced to $2.00 per share pursuant to the terms of the Certificate of Designations and the Exercise Price was reduced to $2.00 per share pursuant to the terms of the Warrants (as defined below).

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

In connection with the Private Placement, pursuant to an Engagement Letter, dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), we agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an initial exercise price of $8.00 per share (subsequently reduced to $2.00 per share pursuant to a Stock Combination Event Adjustment (as defined below) following the Reverse Stock Split) and a five-year term.

Series H-7 Preferred Stock

The terms of the Preferred Shares are as set forth in the Certificate of Designations, which was filed with the Secretary of State of the State of Delaware prior to the closing of the Private Placement. The Preferred Shares are convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial Conversion Price of $8.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). Following the Reverse Stock Split, the Conversion Price for the Preferred Shares was reduced to $2.00 per share pursuant to the terms of the Certificate of Designations. We are required to redeem the Preferred Shares in twelve equal monthly installments, commencing on a date between February 7, 2024, and August 7, 2025, at the election of each Investor. The amortization payments due upon such redemption are payable, at our election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) $0.744, or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market, which amortization payments are subject to certain adjustments as set forth in the Certificate of Designations.

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

Notwithstanding the foregoing, our ability to settle conversions and make amortization and dividend make-whole payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our outstanding shares of common stock in accordance with Nasdaq listing standards (the “Nasdaq Stockholder Approval”). We agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders, and such approval was obtained at the Company’s special meeting of stockholders held on September 14, 2023. Our directors and officers executed an agreement to vote their shares in favor of the Nasdaq Stockholder Approval. The Certificate of Designations also contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization or dividend make-whole payment under, the Certificate of Designations or Warrants. Such amount may be lowered with the consent of the holder and the Company.

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

There is no established public trading market for the Preferred Shares, and we do not intend to list the Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants are exercisable for shares of common stock (the “Warrant Shares”) immediately at an initial Exercise Price of $8.00 per share and expire five years from the date of issuance. The Exercise Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Following the Reverse Stock Split, the Exercise Price was reduced to $2.00 per share pursuant to the terms of the Warrants and the number of Warrant Shares issuable upon the exercise of the Warrants was increased proportionately. There is no established public trading market for the Warrants, and we do not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

The Preferred Shares, the Conversion Shares, the Warrants, and the Warrant Shares have not been registered under the Securities Act. In connection with the Purchase Agreement, on August 7, 2023, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we are required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 150% of the Conversion Shares and the Warrant Shares promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). We filed a registration statement for the resale of such securities on September 8, 2023, as amended on September 27, 2023. We will be obligated to pay certain liquidated damages to the Investors if we fail to file or cause the Registration Statement to be declared effective by the SEC when required or fail to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

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

The letter also indicated that we would be provided with a compliance period of 180 calendar days, or until April 3, 2023, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On April 4, 2023, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement.

On September 15, 2023, we effected the Reverse Stock Split in order to regain compliance with the Minimum Bid Price Requirement. On October 2, 2023, we received written notice from the Listing Qualifications Department of Nasdaq stating that because our common stock had a closing bid price at or above $1.00 per share for the last 10 consecutive business days, from September 18 to September 29, 2023, we had regained compliance with the Minimum Bid Price Requirement, and that the matter is now closed.

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

The Vanish utilizes assemblies and products that largely eliminate our dependency on Chinese imports and optimize the supply chain to North American and European sources.

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

Other (Expense) Income

Other (expense) income consists primarily of interest expense, unrealized gain/loss on marketable securities and changes in fair values of warrants and derivative liabilities.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Three months ended September 30, 2023, compared to three months ended September 30, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	Three Months Ended September 30,
	2023	2022	Change
Revenue	$88,395	$373,186	$(284,791)
Cost of goods sold	231,837	955,003	(723,166)
Gross loss	(143,441)	(581,817)	438,375

Operating expenses:
Research and development	1,335,167	1,837,511	(502,344)
Sales and marketing	390,684	384,748	5,936
General and administrative	4,370,684	3,000,156	1,370,528
Total operating expenses	6,096,535	5,222,414	874,121

Loss from operations	(6,239,976)	(5,804,231)	(435,745)

Other income (expense):
Interest Income	35,557	51,792	(16,235)
Change in FV-Warrant Liability	(10,095,960)	-	(10,095,960)
Change in FV-Derivative Liability	3,216,000	-	3,216,000
Unrealized gain/loss on marketable securities	403,996	(32,135)	436,131
Realized gain on marketable securities	90,812	103,000	(12,189)
Other income (expense), net	(6,349,596)	122,657	(6,472,254)

Net loss	$(12,589,572)	$(5,681,574)	$(6,907,998)

Revenue

Revenue was $0.09 million for the three months ended September 30, 2023, as compared to $0.37 million for the same period in 2022, a decrease of 76.3%, or $0.28 million. The decrease in revenue was the result of a reduction in sales to Club Car as we wind down our relationship with Club Car.

Cost of goods sold and gross loss

Cost of goods sold decreased by $0.72 million, or 75.7% for the three months ended September 30, 2023, as compared to the same period in 2022, corresponding with the decrease in vehicle sales.

Research and development expense

Research and development (“R&D”) expense was $1.33 million for the three months ended September 30, 2023, as compared to $1.84 million for the same period in 2022, a decrease of $0.50 million, or 27.3%. The decrease was primarily due to reduced R&D expenses from consultants of $1.0 million offset by an increase in salaries of $0.50 million, as the Company entered into low-rate initial production of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0.39 million for the three months ended September 30, 2023, as compared to $0.38 million for the same period in 2022, an increase of $0.01 million, or 1.54%, as we continued our focus on marketing-related initiatives surrounding the Vanish.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $4.37 million for the three months ended September 30, 2023, compared to $3.0 million for the same period in 2022, an increase of $1.37 million, or 45.68% primarily due to cost and associated expenses related to the issuance of Series H-7 Preferred Stock of $1.237 million. There was an increase in stock-based compensation of $0.13 million.

Other income and expense

We recorded a $6.47 million decrease of net other income due to the accounting treatment of the change in fair value of both warrant and derivative liabilities of $6.88 million, a $0.02 million decrease in interest income on cash accounts, and a decrease in realized gains of $0.01 million on marketable securities, partially offset by an increase in unrealized gains of $0.44 million on marketable securities.

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	Nine Months Ended September 30,
	2023	2022	Change
Revenue	$341,023	$2,381,592	$(2,040,569)
Cost of goods sold	783,656	4,959,660	(4,176,004)
Gross loss	(442,633)	(2,578,068)	2,135,435

Operating expenses:
Research and development	5,870,555	3,749,714	2,120,841
Sales and marketing	1,529,637	1,566,790	(37,153)
General and administrative	10,461,733	8,446,785	2,014,948
Total operating expenses	17,861,925	13,763,289	4,098,636

Loss from operations	(18,304,558)	(16,341,357)	(1,963,201)

Other income (expense):
Interest Income	370,387	71,389	298,998
Change in FV-Warrant Liability	(10,095,960)	-	(10,095,960)
Change in FV-Derivative Liability	3,216,000	-	3,216,000
Unrealized gain/loss on marketable securities	602,211	(75,204)	677,415
Realized gain on marketable securities	143,344	110,490	32,854
Other income (expense), net	(5,764,018)	106,675	(5,870,693)

Net loss	$(24,068,576)	$(16,234,682)	$7,833,894

Revenue

Revenue was $.34 million for the nine months ended September 30, 2023, as compared to $2.38 million for the same period in 2022, a decrease of 85.7%, or $2.04 million. The decrease in revenue was the result of a reduction in sales to Club Car as we wind down our relationship with Club Car.

Cost of goods sold and gross loss

Cost of goods decreased by $4.18 million, or 84.2% for the nine months ended September 30, 2023, as compared to the same period in 2022, corresponding with the decrease in vehicle sales and a $1.32 million write-off of NCM inventory and $0.62 million of Cenntro prepaid and accrued balances that were expensed in the same period in 2022.

Research and development expense

Research and development (“R&D”) expense was $5.87 million for the nine months ended September 30, 2023, as compared to $3.75 million for the same period in 2022, an increase of $2.12 million, or 56.6%. The increase was primarily due to pre-production and low-rate initial production costs for the Vanish, including an increase in R&D contracting for professional service and design costs of $0.85 million, an increase in salaries and related expenses of $0.68 million and an increase in shop and tool supplies expenses of $0.66 million.

Sales and marketing expense

Sales and marketing expense was $1.53 million for the nine months ended September 30, 2023, as compared to $1.57 million for the same period in 2022, a decrease of $0.04 million, or 2.4%, as we restructured our sales and marketing staff and marketing-related initiatives surrounding the Vanish. Salaries and related expenses decreased by $0.47 million due to a reduction in our sales and marketing resources. Contracting for professional marketing services increased by $0.19 million. Bad debt increased by $0.29 million due to winding down our relationship with Club Car.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $10.46 million for the nine months ended September 30, 2023, compared to $8.45 million for the same period in 2022, an increase of $2.01 million, or 23.9% primarily due to $1.237 million of issuance costs and associated legal expenses related to the issuance of Series H-7 Preferred Stock. Salaries and related expenses increased by $0.27 million, primarily due to expanding headcount. Depreciation and stock-based compensation increased by $0.13 million and decreased by $0.18 million, respectively.

Other income and expense

We recorded a $5.87 million decrease of net other income resulting from the accounting treatment of the change in fair value of both warrant and derivative liabilities of $6.88 million, partially offset by a $0.30 million increase in interest income on cash accounts, an increase in unrealized gains of $0.68 million on marketable securities, and an increase in realized gains of $0.03 million on marketable securities.

Liquidity and Capital Resources

As of September 30, 2023, we had $3.29 million in cash and cash equivalents, $10.0 million in restricted cash and $34.63 million in marketable securities and working capital of $53.48 million. As of December 31, 2022, we had $39.1 million in cash, $9.85 million in marketable securities and working capital of $49.67 million. The decrease in cash and increase in working capital was primarily a result of our operating loss partially offset by the issuance of Series H-7 Preferred Stock, the proceeds of which were primarily invested in marketable securities. Our sources of cash since inception have been predominately from the sale of equity and debt.

On August 7, 2023, we entered into the Purchase Agreement with the Investors, pursuant to which we agreed to sell to the Investors (i) an aggregate of 22,000 Preferred Shares, initially convertible into up to 2,750,000 shares of our common stock at a conversion price of $8.00 per share, and (ii) Investor Warrants to acquire up to an aggregate of 2,750,000 shares of common stock at an exercise price of $8.00 per share, for aggregate gross proceeds of approximately $22,000,000.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash, cash equivalents and marketable securities at September 30, 2023, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above, in connection with our strategic review we canceled development of our planned next-generation three-wheeled vehicle. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows:
Net cash used in operating activities	$(21,302,119)	$(12,959,204)
Net cash used in investing activities	$(26,138,696)	$(16,772,413)
Net cash provided by financing activities	$21,632,156	$-

Operating Activities

During the nine months ended September 30, 2023, we used $21.30 million in cash in operating activities, an increase in use of $8.34 million compared to the cash used in operating activities of $12.96 million during the same period in 2022. The increase in cash used in operating activities was primarily a result of raw materials purchased and $1.7 million of prepayments for inventory and manufacturing services, payments of accrued expenses, and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2023, we used cash of $26.14 million in investing activities as compared to $16.77 million of cash used in investing activities during the nine months ended September 30, 2022, an increase of $9.37 million. The net increase was primarily due to our investment in marketable securities of $24.03 million for the nine months ended September 30, 2023, as compared to $15.76 million for the nine months ended September 30, 2022.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided $21.63 million from the issuance of Series H-7 Preferred Stock, a 100% increase compared to the same period in 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting estimates have changed from those previously reported in our Form 10-K in regard to the Series H-7 Preferred Stock and Warrants and the treatment of the associated warrant and derivative liabilities, which did not exist at the time the Form 10-K was filed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount, we did not have multiple people in the accounting function for full segregation of duties.

Management subsequently identified a material weakness related to the Company’s lack of a sufficient number of accounting personnel with the appropriate level of technical knowledge, experience and training in GAAP and SEC reporting requirements.

Plan for Remediation of Material Weakness

We have engaged a third party to conduct a full assessment of our controls and procedures. Additionally, we plan to engage a third party with GAAP and SEC reporting experience to assist with our financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No. 2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under the MPA due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. Club Car seeks unspecified damages and indemnification for past and future customer claims with respect to the vehicles sold to Club Car under the MPA. The Company intends to vigorously contest these allegations.

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

We face risks associated with litigation and claims.

We are a party to certain legal proceedings, as further described under “Legal Proceedings.” In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity, or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

Under the Certificate of Designations, we are required to redeem the Series H-7 Preferred Shares in monthly installments, commencing on a date between February 7, 2024, and August 7, 2025. Holders of the Series H-7 Preferred Shares are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For any installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) $0.744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of the Preferred Shares using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. If we are unable to make amortization payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce, or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of the Series H-7 Preferred Shares using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the amortization payments due to holders of Series H-7 Preferred Stock in the form of common stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Series H-7 Preferred Stock will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Certificate of Designations and the Warrants contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the Conversion Price of the Preferred Shares and the Exercise Price of the Warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Preferred Shares or upon the exercise of the Warrants.

The Certificate of Designations and the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable Conversion Price or Exercise Price, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. The Certificate of Designations and the Warrants also contain certain other adjustment provisions that provide for the lowering of the applicable Conversion Price or Exercise Price, as then in effect, following any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock (a “Stock Combination Event Adjustment”). Pursuant to the Stock Combination Event Adjustment provisions, following the Reverse Stock Split, the Conversion Price and the Exercise Price were both reduced from $8.00 per share to $2.00 per share. Additionally, if in the future, while any shares of the Series H-7 Preferred Shares or Warrants are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Series H-7 Preferred Shares or the Exercise Price of the Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the Exercise Price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock issuable upon conversion of the Preferred Shares and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Preferred Shares or the exercise of the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or Exercise Price. If we do not have a sufficient number of available shares for any Preferred Share conversions or Warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Preferred Shares or Warrants are outstanding.

Under the Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Purchase Agreement contains the following restrictive covenants, among others: (i) until Preferred Shares are no longer outstanding, we agreed not to enter into any variable rate transactions; (ii) we agreed to offer to the Investors, until the later of (x) the date on which no Preferred Shares no longer outstanding and (y) the maturity date of the Preferred Shares, the opportunity to participate in any subsequent securities offerings by us; and (iii) we agreed to use our reasonable best efforts to hold a stockholder meeting, at which we would solicit our stockholders’ affirmative vote for the Nasdaq Stockholder Approval no later than November 5, 2023, which approval was obtained at the Company’s special meeting of stockholders held on September 14, 2023. If we require additional funding while these restrictive covenants remain in effect, a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of the Company’s equity securities during the three months ended September 30, 2023, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3**	Certificate of Designations of Series H-7 Convertible Preferred Stock

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.6	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.7	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.8	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

3.9	Third Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2023)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.3 †	Second Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

Exhibit No.	Description

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith.

†	Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: November 20, 2023	By:	/s/ Thomas M. Wittenschlaeger
Thomas M. Wittenschlaeger
Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ David E. Hollingsworth
David E. Hollingsworth
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

