Form 10-K
period 2023-12-31
AYRO, Inc.
filed 2024-04-01
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $24,515,119, based on a closing price of $5.44 on June 30, 2023. The registrant does not have non-voting common stock outstanding.

As of March 29, 2024, the registrant had 4,937,678 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of AYRO, Inc. relating to the 2024 annual meeting of stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated into Part III of this Annual Report on Form 10-K by reference.

FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would,” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy, the development and launch of the AYRO Vanish (the “Vanish”) and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the section in this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	a significant portion of our revenues has historically been derived from Club Car LLC (“Club Car”) pursuant to the MPA (as defined below). Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we face risks associated with litigation and claims;

●	holders of our Series H-7 Convertible Preferred Stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”) are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;

●	the certificate of designations for the Series H-7 Preferred Stock (the “Certificate of Designations”) and the warrants issued concurrently therewith contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the Series H-7 Preferred Stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the warrants;

●	under the Purchase Agreement (as defined below) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	Since the expiration of the Karma Agreement in September 2022, we have assembled all vehicles at our own facilities, and we intend to continue doing so in the future. We may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests

●	our long-term capital requirements are subject to numerous risks

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

On September 15, 2023, we effected a one-for-eight reverse stock split of our common stock (the “Reverse Stock Split”). All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Overview

We design and manufacture compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Our four-wheeled purpose-built electric vehicles are geared toward commercial customers, including universities, business and medical campuses, last mile delivery services and food service providers. We have commenced sales and delivery of our current model, the AYRO Vanish (the “Vanish”), in support of the aforementioned markets.

Strategic Review

Following the hiring of our former Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with our strategic review, we have cancelled all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high speed vehicle.

Our primary supplier was formerly Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. We ceased production of the 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish.

We began design and development of the Vanish in December 2021, including updates to our supply chain, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

Recent Developments

On January 31, 2024, we implemented an internal restructuring in order to achieve greater efficiency in pursuit of our strategic goals. As part of the restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions. Following the internal restructuring, as of March 22, 2024, we have 14 full-time employees.

Products

Our vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

AYRO Vanish

In December 2021, we began design and development of the Vanish, including updates to our supply chain evolution, the offshoring/onshoring mix, our manufacturing strategy and our annual model year refresh program. We unveiled the first Vanish prototype in the fourth quarter of 2022, and pre-production was completed in December 2022. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

There will be three available configurations of the Vanish (the “AYRO Vanish Fleet”):

●	The Vanish Cargo Van Box, a fully enclosed cargo box, which may be internally tailored for use;

●	The Vanish Flatbed truck, which provides users with considerable versatility; and

●	The Vanish Pickup Bed truck, generally utilized for open air hauling.

Each member of the AYRO Vanish Fleet is intended to be classified as a street legal low speed vehicle (“LSV”) or non-LSV variant, defined as a four wheeled motor vehicle, other than an all-terrain vehicle, that is capable of reaching speeds of at least 20 miles per hour (“mph”) but not greater than 25 mph. The AYRO Vanish is 13 feet long and can use either a conventional 120V or 240V wall outlet or can be configured for a J1772 charger. The Vanish is expected to have a maximum payload capacity of 1,500 pounds. Each configuration can be further configured as a non-LSV, with such “non-LSV” variant having a higher payload capacity of 1,800 pounds.

Each configuration of the Vanish:

●	Shares identical components on common chassis architectures;

●	Includes identical spare and maintenance parts;

●	Will have communication, application, and web-enabled software;

●	Allows for conversion into an autonomous platform; and

●	Provides potential cost savings from reduced fleet size, reduced insurance overhang, common logistics, and application-enabled operational efficiencies.

The AYRO Vanish Fleet will be designed to have a range of over 50 miles and an expected maximum speed of 25 mph. in line with the United States Department of Transportation regulations for LSVs and with most state statutes, which typically limit the speed of LSVs to 25 mph or 35 mph posted roads.

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

AYRO 411x

The AYRO 411x was an electric, four-wheel, compact, light-duty utility trucks sold exclusively through our contracted partner, Club Car, as part of a global multi-year sustainability solution development, sales and marketing agreement. We terminated production of the AYRO 411x in November 2022.

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

Manufacturing and Supply Chain

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro in a supply chain agreement to provide sub-assembly manufacturing services. Cenntro owns the design of the AYRO Club Car 411 and 411x (“AYRO 411 Fleet”) vehicles and granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

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

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have ceased production of the AYRO 411 Fleet models and determined to focus our resources on the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of December 31, 2023, was valued at $0. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

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

On April 4, 2023, AYRO Operating delivered notice of termination of the MPA to Club Car, and we intend to replace Club Car with new business partners for selling our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward. In connection with the termination of the MPA and the introduction of the Vanish, we are reevaluating our channel strategy with an eye towards distributing our next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs, and creates value. The loss of Club Car as a customer could have a material adverse effect on our sales, financial condition, and results of operations.

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

Supply Agreements

In 2020, we entered into a supply agreement with Gallery Carts (“Gallery”), a leading provider of food and beverage kiosks, carts, and mobile storefront solutions. Joint development efforts have led to the launch of the parties’ first all-electric configurable mobile hospitality vehicle for “on-the-go” venues across the United States. This innovative solution permits food, beverage and merchandising operators to bring goods directly to consumers.

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the Vanish. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering.

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

On November 2, 2023, we entered into a supply agreement with Sirris Inc., a provider in motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of our electric vehicle fleet. Sirris is committed to meeting our upside demand for these products in the event production increases.

On December 21, 2023, we entered into a supply agreement with Athena Manufacturing, LP, a provider of customizable sophisticated metal products. As part of the agreement, we are able to submit devices, component, component assembly, material part, or piece that is custom to AYRO. This is a non-exclusive agreement in which we are able to engage other suppliers for these products.

Business Strategy

Our goal is to continue to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal low speed electric vehicles. Our business strategy includes the following:

●	Continuously evaluate operations. The Company is evaluating its operations to align with anticipated market conditions for electric vehicles.

●	Identify defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on purpose-built electric vehicles to address such markets. We are currently developing a new series of modular, highly reconfigurable payload systems affording operators the maximum flexibility in the use of their fleet for a plurality of payloads. We intend to direct resources to advance the development of such reconfigurable payload solutions which we believe will afford customers the option of sharing transportation assets or configuring those assets differently for differing time of day or time of season use cases.

●	Invest in research and development and qualification of sensors, cameras, software and mobility services, seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem. We intend to offer a web-based application to accompany every vehicle sold or leased beginning with the AYRO Vanish Fleet to enhance the use cases for those vehicles and optimize driver routing, user scheduling, and customer communication. We intend for onboard sensors will collect vehicle health, location data, route data, payload data and environmental data to provide us, the customer and fleet operators the ability to do post-hoc analysis of forecast versus observed delivery efficiency. A subscription service could later be offered even to delivery operators operating vehicles other than ours, creating the potential for an additional revenue stream.

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

Universities

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

Food Delivery Services

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

Last Mile Delivery Service

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

Municipalities

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

On-Road and Personal Transportation

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

We primarily focus on the LSEV North American market, which is highly competitive. We have examined various considerations with regard to our market impact, including cost comparisons to existing vehicles in the market, market validation and target commercial markets.

Resources

We sourced our semi-knocked-down kits for the AYRO 411 Fleet from Cenntro. While some of their components were commercial off-the-shelf (“COTS”) parts, many were specific to the AYRO 411 Fleet and were subject to raw material limitations. However, for AYRO Vanish, we have endeavored to reduce our supply risk by migrating our vehicle supply chain to the North American continent and by embracing parts and sub-assembly standardization, reducing discrete stock keeping units and simplifying logistical complexity.

Intellectual Property

As we expand our vehicle and service roadmaps, and integrated technologies, our focus on identifying specific market and customer needs continues to drive purpose-built engineering efforts.

Leveraging the all-electric AYRO Vanish Fleet LSVs, we intend to develop applications or use case solutions optimized for the logistics of storing and delivering food, beverages, merchandise, equipment, tools and related goods. This is accomplished by integrating application-specific appliances, storage facilities, vehicle wraps and related items. We will leverage either integrated traction or a separate battery power system to provide AC power to the various appliances and solution elements. We have filed a number of provisional utility and/or design patents applications associated with the aforementioned development, and we have filed for both domestic and international trademarks to cover the company name, company logo, and certain other key product and service marks. We continue to focus on innovative and applicable electric vehicle optimization designs that serve an expanding customer and application use base.

Patents

As of December 31, 2023, we held 11 granted United States patents, nine of which were granted in 2023. Of the 11 patents, five are design patents, and six are utility patents. In addition to these granted patents, as of December 31, 2023, we had more than 20 pending patent applications on file with the United States Patent and Trademark Office (“USPTO”).

All patents have been filed under accelerated consideration criteria due to the age (65) of the named inventor.

Trademarks

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include AYRO, our company logo, Valet, Vapor, Vanish, and The Art of Sustainability. We protect these marks as appropriate through registrations in the United States and other jurisdictions, including Canada, Mexico, and the European Union.

As of December 31, 2023, we own more than 3 dozen trademark registrations and pending applications. Depending on the jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use or their registrations are properly maintained.

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

Employees

As of December 31, 2023, we had 58 full-time employees.

In an effort to attract and retain quality employees, we offer industry-standard compensation and benefits packages to our employees and prospective employees.

Geographic Areas

We operate in the United States, and all our revenue was generated in the United States during the fiscal years ended December 31, 2023 and 2022.

Corporate Information

Our corporate headquarters is located at 900 E. Old Settlers Blvd, Round Rock, Texas 78664. Our phone number is 512-994-4917. Our website address is www.ayro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We currently lease approximately 23,927 square feet of office and warehouse space under a lease that expires on February 28, 2027.

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

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss in each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We experienced net losses of approximately $34.2 million and $22.9 million for the years ended December 31, 2023 and 2022. As of December 31, 2023, we had an accumulated deficit of approximately $115.3 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

The majority of our sales have historically been comprised of sales to Club Car pursuant to the MPA, with revenues from Club Car constituting approximately 0% of our revenues in 2023 and 100% of our revenues in 2022. On April 4, 2023, we delivered notice of termination of the MPA to Club Car, and we do not expect them to remain a customer going forward. The loss of Club Car as a customer could have a material adverse effect on our sales, financial condition, and results of operations.

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

Following the hiring of our former Chief Executive Officer, in the third quarter of 2021, we initiated a strategic review of our product development strategy. This process has resulted, and may further result, in us modifying or discontinuing current or planned products, reallocating time and resources among existing products, exploring new products or making other operational changes, including adjusting our reliance on internal and external resources. Most recently, on January 31, 2024, we implemented an internal restructuring in order to achieve greater efficiency in pursuit of our strategic goals. As part of the restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions. Following the internal restructuring, as of March 22, 2024, we have 14 full-time employees. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, as well as the likelihood of any challenges to our intellectual property, regardless of merit.

If disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

A majority of our raw materials have historically been shipped via container from overseas vendors in China, such as Cenntro, which has historically been our largest supplier. Although we have reduced our reliance on offshore suppliers by primarily sourcing components for the Vanish from vendors in North America and Europe, our vendors may be reliant on offshore suppliers. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global shipping industry has experienced a shortage of shipping capacity, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. As a result, our receipt of imported products has been, and may continue to be, disrupted or delayed.

In the past, we have experienced business disruptions due to factors such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the fiscal year ended December 31, 2023 and could continue to materially and adversely affect our business and financial results throughout 2024. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments to us and our vendors, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

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

We recently transitioned from a supply chain that is heavily reliant on Chinese imports to a supply chain that relies primarily upon North American and European sources. If our new materials suppliers are not managed properly to support vehicle demand, our results of operations and working capital can be adversely affected. If we are unable to implement our business plans in the timeframe estimated by management and successfully transition into a mass-producing electric vehicle manufacturing business, we will not be able to scale up our operations to generate greater profit. As a result, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

The design, manufacture, sale and servicing of vehicles is a capital-intensive business, and we may need to raise additional funds to expand our operations and reach vehicle production goals. At December 31, 2023, we had working capital of approximately $44,670,150. Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through at least April 1, 2025. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If our cash on hand and our sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. In addition, we may need to raise additional capital for strategic acquisitions or transactions. Such additional capital may not be available on reasonable terms or at all.

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

Under the Certificate of Designations, we are required to redeem the outstanding shares of our Series H-7 Preferred Stock (the “Series H-7 Preferred Shares”) in monthly installments, commencing on a date between February 7, 2024, and August 7, 2025. On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware (the “Secretary of State”) a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (the “Certificate of Amendment”), which became effective upon filing, which amended the monthly installment dates, commencing on and between May 7, 2024, and August 7, 2025. Holders of the Series H-7 Preferred Shares are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For any installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) $0.744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of the Series H-7 Preferred Shares using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. If we are unable to make amortization payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce, or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of the Series H-7 Preferred Shares using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the amortization payments due to holders of Preferred Stock in the form of common stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Preferred Stock will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Certificate of Designations and the Warrants contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the Conversion Price of the Series H-7 Preferred Shares and the Exercise Price of the Warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Shares or upon the exercise of the Warrants.

The Certificate of Designations and the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable Conversion Price or Exercise Price, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. The Certificate of Designations and the Warrants also contain certain other adjustment provisions that provide for the lowering of the applicable Conversion Price or Exercise Price, as then in effect, following any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock (a “Stock Combination Event Adjustment”). Pursuant to the Stock Combination Event Adjustment provisions, following the Reverse Stock Split, the Conversion Price and the Exercise Price were both reduced from $8.00 per share to $2.00 per share. Additionally, if in the future, while any Series H-7 Preferred Shares or Warrants are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Series H-7 Preferred Shares or the Exercise Price of the Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the Exercise Price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock issuable upon conversion of the Series H-7 Preferred Shares and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series H-7 Preferred Shares or the exercise of the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or Exercise Price. If we do not have a sufficient number of available shares for any Series H-7 Preferred Share conversions or Warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Preferred Shares or Warrants are outstanding.

Under the Securities Purchase Agreement relating to the Series H-7 Preferred Shares we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Securities Purchase Agreement pursuant to which we issued the Series H-7 Preferred Shares and the Warrants contains the following restrictive covenants, among others: (i) until Series H-7 Preferred Shares are no longer outstanding, we agreed not to enter into any variable rate transactions; (ii) we agreed to offer to the investors party to such Securities Purchase Agreement, until the later of (x) the date on which no Series H-7 Preferred Shares no longer outstanding and (y) the maturity date of the Series H-7 Preferred Shares, the opportunity to participate in any subsequent securities offerings by us; and (iii) we agreed to use our reasonable best efforts to hold a stockholder meeting, at which we would solicit our stockholders’ affirmative vote for the Nasdaq Stockholder Approval no later than November 5, 2023, which approval was obtained at the Company’s special meeting of stockholders held on September 14, 2023. If we require additional funding while these restrictive covenants remain in effect, a financing transaction while remaining in compliance with the terms of such Securities Purchase Agreement, or we may be forced to seek a waiver from the investors party to such Securities Purchase Agreement.

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

We sold approximately 0% of our vehicles directly to our end customers in the year ended December 31, 2023. Going forward, we intend to focus on leveraging volume sales through dealers; however, we will continue to sell vehicles directly to end customers. Sales to both dealers and end customers require us to comply with state-specific regulations regarding the sale of vehicles by a manufacturer, including licensing and registration requirements. State laws that regulate the distribution and sale of motor vehicles by the manufacturer vary, and ensuring compliance is time-consuming and costly. Moreover, for customers living in states where we are prohibited from selling directly from within the state, we will have to consummate sales at facilities in a state that allows direct manufacturer-to-consumer sales and deliver the vehicle to the end user via a common carrier. As such, we may be required to either acquire and maintain a facility in multiple states, or incur additional costs of delivery of the vehicle, which consequently increases the cost and/or sales price of our vehicles and makes our vehicles less desirable to end-customers.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness related to segregation of duties and reliance on outside consultants for external reporting. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties. We have taken and continue to take remedial steps to improve our internal control over financial reporting by hiring additional personnel with added expertise in public company reporting and expect to conclude that the material weakness has been remediated as these individuals progress through the onboarding process.

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

In addition, if we do not own the patents or patent applications that we license, as was the case with the AYRO 411x’s patents, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or if we are unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the electric vehicle markets we are targeting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We operate in the electric vehicle manufacturing sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our executive management team is responsible for day-to-day assessment, identification and management of material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The individual currently serving in this role is our Executive Chairman. The executive management team monitors current events in order to remain aware of current cybersecurity threats and is informed of cybersecurity incidents as they arise by our frontline personnel.

We engage a third-party consultant to review our cybersecurity defense measures, inform our executive management team of emerging cybersecurity threats, and assist our executive management team in responding to any potential cybersecurity incidents. The executive management team is also responsible for overseeing and identifying risks from cybersecurity threats associated with our use of any third-party service providers.

Our board of directors is responsible for oversight of risks from cybersecurity threats in conjunction with our executive management team. Our board of directors receives updates from our management team with respect to risks from cybersecurity threats and are notified of any new significant cybersecurity threats or incidents as they arise. Additionally, our board of directors considers risks from cybersecurity threats as part of its overall assessment of risk management, including its general oversight of the Company’s business strategy, risk management policies, and financials.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further information regarding the risks associated with cybersecurity incidents, see “Risk Factors—Failure in our information technology and storage systems could significantly disrupt the operation of our business” in Item 1A of this Annual Report on Form 10-K.

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

Club Car

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

Stockholders

As of March 29, 2024, there were approximately 84 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends to our common stockholders since inception and do not plan to pay cash dividends in the foreseeable future. Any future declaration of dividends will depend on our earnings, capital requirements, financial condition, prospects and any other factors that our board of directors deems relevant, as well as compliance with the requirements of state law. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. We currently intend to retain earnings, if any, for reinvestment in our business.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2023 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Strategic Review

Following the hiring of our former Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with our strategic review, we have cancelled all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high-speed vehicle.

Our primary supplier was formerly Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. We ceased production of the 411x from Cenntro in September 2022 in order to focus our resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish. We began design and development of the Vanish in December 2021, including updates to our supply chain, the offshoring/onshoring mix, our manufacturing strategy, and our annual model year refresh program. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

Recent Developments

On January 31, 2024, we implemented an internal restructuring in order to achieve greater efficiency in pursuit of our strategic goals. As part of the restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions. Following the internal restructuring, as of March 22, 2024, we have 14 full-time employees.

Products

Our vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

Manufacturing Agreement with Cenntro

In 2017, AYRO Operating partnered with Cenntro in a supply chain agreement to provide sub-assembly manufacturing services. Cenntro owns the design of the AYRO Club Car 411 and 411x (“AYRO 411 Fleet”) vehicles and granted us an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America.

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

On May 31, 2022, we received a letter from Cenntro purporting to terminate all agreements and contracts between the Company and Cenntro. Although we do not believe Cenntro’s termination of the Cenntro MLA is valid, we have ceased production of the AYRO 411 Fleet models and determined to focus our resources on the Vanish. We have canceled all purchase orders and future builds with Cenntro and currently intend to only order replacement parts for vehicles from Cenntro in the future. Cenntro inventory remaining on hand as of December 31, 2023, was valued at $0. We expect to lose our exclusive license under the Cenntro MLA, in which case Cenntro could sell identical or similar products through other companies or directly to our customers, which could have a material adverse effect on our results of operations and financial condition.

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

On April 4, 2023, AYRO Operating delivered notice of termination of the MPA to Club Car, and we intend to replace Club Car with new business partners for selling our products beginning with the Vanish. We do not expect Club Car to remain a customer going forward. In connection with the termination of the MPA and the introduction of the Vanish, we are reevaluating our channel strategy with an eye towards distributing our next-generation platform and payloads in a manner that maximizes visibility, moderates channel costs, and creates value. The loss of Club Car as a customer could have a material adverse effect on our sales, financial condition, and results of operations.

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

Supply Agreements

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

The configurable Powered Vendor Box, in the rear of the vehicle, features long-life lithium batteries that power the preconfigured hot/cold beverage and food equipment and is directly integrated with the Vanish. The canopy doors, as well as the full vehicle, can be customized with end-user logos and graphics to enhance the brand experience. Gallery, with 40 years of experience delivering custom food kiosk solutions, has expanded into electric mobile delivery vehicles, as customers increasingly want food, beverages and merchandise delivered to where they are gathering.

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

On November 2, 2023, we entered into a supply agreement with Sirris Inc., a provider in motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of our electric vehicle fleet. Sirris is committed to meeting our upside demand for these products in the event production increases.

On December 21, 2023, we entered into a supply agreement with Athena Manufacturing, LP, a provider of customizable sophisticated metal products. As part of the agreement, we are able to submit devices, component, component assembly, material part, or piece that is custom to AYRO. This is a non-exclusive agreement in which we are able to engage other suppliers for these products.

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

Tariffs

Countervailing tariffs on certain goods from China continued to have an adverse impact on raw material costs throughout 2022.

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

A port worker strike, work slow-down or other transportation disruption in domestic ports could significantly disrupt our business or that of our vendors. If significant disruptions along these lines occur or continue, this could lead to further significant disruptions in our business, delays in shipments to us and to our vendors and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. Additionally, if further increases in fuel prices occur, our transportation costs would likely further increase.

Supply Chain

Beginning in the second quarter of 2021, we offered a configuration of our 411x powered by lithium-ion battery technology. Additionally, our powered food box offerings are currently powered by lithium-ion battery technology. Our business depends on the continued supply of battery cells and other parts for our vehicles. During 2022 and 2023, we at times experienced supply chain shortages of both lithium-ion battery cells and other critical components used to produce our vehicles, which has slowed our planned production of vehicles. In addition, we could be impacted by shortages of other products or raw materials, including silicon chips that we or our suppliers use in the production of our vehicles or parts sourced for our vehicles.

The Vanish utilizes assemblies and products that largely eliminate our dependency on Chinese imports and optimize the supply chain to North American and European sources.

Inventory Obsolescence

During the year ended December 31, 2023, we determined that the 411x vehicle and all spare parts that we had in inventory sourced from China that were specific to the 411x vehicle were obsolete as they are sold exclusively through Club Car. As a result, all inventory associated with the 411x vehicle was written off. During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish product, spare inventory for the 411x was written off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

On June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion (“NCM”) line. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off for $1,317,289 to cost of goods sold. As of December 31, 2021 the balance of prepaid expenses and accrued expenses, net with Cenntro was $602,016. As of December 31, 2022, there was no longer a balance. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During the year ended December 31, 2022, a $413,561 net realizable value adjustment was recorded due to the Club Car Discount (as defined below), spare inventory for the 411x was written off, net with the inventory reserve of $124,375, and $2,476,322 was expensed for impairment of inventory.

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

During the year ended December 31, 2023, we determined that the 411x vehicle and all spare parts that we had in inventory sourced from China that were specific to the 411x vehicle were obsolete as they are sold exclusively through Club Car. As a result, all inventory associated with the 411x vehicle was written off. During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish product, spare inventory for the 411x was written off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

On June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of NCM components received from Cenntro. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off to cost of goods sold for $1,317,289. Impairments of prepaid expenses led to a write-down, netted with the balance in accrued expenses. The remainder of the balance was expensed through cost of goods sold for $621,097. During years ended December 31, 2022, the Club Car Discount required a $413,561 net realizable value adjustment, necessitating a write down of the value of inventory. During the year ended December 31, 2022, $2,476,322 was expensed for impairment of inventory.

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

Research and Development Expense

Research and development expense consists primarily of employee compensation and related expenses, prototype expenses, depreciation associated with assets acquired for research and development, amortization of product development costs, product strategic advisory fees, third-party engineering and contractor support costs, and allocated overhead. We expect our research and development expense to increase in absolute dollars as we continue to invest in new and existing products.

Sales and Marketing Expense

Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, trade shows, events, corporate communications, and brand-building activities. We expect sales and marketing expense to increase in absolute dollars as we expand our sales force, expand our product lines, increase marketing resources, and further develop potential sales channels.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, unrealized gain/loss on marketable securities and changes in fair values of warrants and derivative liabilities.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods. The Company is in a loss position, therefore there is no provision for income tax for the years ended December 31, 2023 and 2022.

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table sets forth our results of operations for each of the periods set forth below:

	Years Ended December 31,
	2023	2022	Change
Revenue	$498,917	$2,990,497	$(2,491,580)
Cost of goods sold	5,133,996	6,043,506	(909,510)
Gross loss	(4,635,079)	(3,053,009)	(1,582,070)
Operating expenses:
Research and development	7,418,026	6,845,451	572,575
Sales and marketing	1,721,191	1,874,658	(153,467)
General and administrative	14,382,132	11,503,788	2,878,344
Total operating expenses	23,521,349	20,223,897	3,297,452
Loss from operations	(28,156,428)	(23,276,906)	(4,879,522)
Other income (expense):
Interest income	441,443	182,276	259,167
Change in fair value - warrant liability	(3,350,320)	—	(3,350,320)
Change in fair value - derivative liability	(4,253,000)	—	(4,253,000)
Unrealized gain (loss) on marketable securities	215,900	(1,713)	217,613
Realized gain on marketable securities	941,950	160,990	780,960
Total other income (expense), net	(6,004,027)	341,553	(6,345,580)

Net loss	$(34,160,455)	$(22,935,353)	$(11,225,102)

Revenue

Revenue was $498,917 for the year ended December 31, 2023, as compared to $2,990,497 for the year ended December 31, 2022, a decrease of 83.3%, or $2,491,580. The decrease in revenue was the result of the reduction in sales of our vehicles, deriving from the wind down of our Master Agreement with Club Car, related powered-food box sales and other vehicle options.

Cost of goods sold and gross loss

Cost of goods sold decreased by $909,510, or 15.0% or for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in cost of goods sold was primarily due to a decrease in write downs to inventory year over year, a decrease in vehicle sales, and a decrease in time-of order options for our vehicles and specialty products.

Gross margin percentage was (929.0)% for the year ended December 31, 2023 as compared to (102.1)% for the year ended December 31, 2022. The increase in gross margin percentage in the core business was primarily due to decrease in sales of Club Car. During the year ended December 31, 2023 and 2022, a $3,048,485 net realizable value adjustment was recorded related to the Vanish product and 411x and a $2,476,322 net realizable value adjustment was recorded due to the Club Car Discount and write-off of NCM inventory and the write down of Cenntro balances, respectively.

Research and development expenses

Research and development expense was $7,418,026 for the year ended December 31, 2023, as compared to $6,845,451 for the year ended December 31, 2022, an increase of $572,575, or 8.4%. The increase was primarily due to an increase of research and development (“R&D”) expenses associated with Vanish.

Sales and marketing expense

Sales and marketing expense decreased by $153,467, or 8.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as we continued our focus on marketing-related initiatives surrounding the Vanish.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative costs. General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, placement, storage, consulting, and compliance related fees. General and administrative expense was $14,382,132 for the year ended December 31, 2023, compared to $11,503,788 for the year ended December 31, 2022, an increase of $2,878,344. Legal expenses increased by $473,808, placement agent fees allocated to the warrant and derivative liabilities increased by $1,237,083, personnel costs increased by 741,919, and consulting fees increased by $995,767 partially offset by a decrease in storage expenses of $732,047, for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Interest income

Interest income increased by $259,167, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to additional investment in interest-earning marketable securities and additional interest earned in our money market accounts.

Change in fair value - warrant liability

The Company recognized a loss of $3,350,320 for the change in fair value - warrant liability for the year ended December 31, 2023. The loss was primarily due to the issuance of the warrants in 2023 in connection with the issuance of the Series H-7 Preferred Shares and the increase in fair value of those warrants during the year.

Change in fair value - derivative liability

The Company recognized a loss of $4,253,000 for the change in fair value - derivative liability for the year ended December 31, 2023. The loss was primarily due to the increase in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023.

Unrealized gain (loss) on marketable securities

Unrealized gain (loss) on marketable securities increased by $217,613, or 12,703.6%, to a gain of $215,900 for the year ended December 31, 2023, as compared to a loss of $1,713 for the year ended December 31, 2022. AYRO invests in US Treasuries, and the gain is attributable to the volatility in the interest rates of these marketable securities.

Realized gain on marketable securities

Realized gain on marketable securities increased by $780,960, or 485.1%, to a gain of $941,950 for the year ended December 31, 2023, as compared to a gain of $160,990 for the year ended December 31, 2022. AYRO invests in US Treasuries, and the gain is attributable to the volatility in the interest rates of these marketable securities.

Liquidity and Capital Resources

As of December 31, 2023, we had $33,440,867 in cash and working capital of $44,670,150, including $10,000,000 in restricted cash. As of December 31, 2022, we had $39,096,562 in cash, $9,848,804 in marketable securities and working capital of $49,666,744. The decrease in cash and increase in working capital was primarily a result of our operating loss partially offset by the issuance of Series H-7 Preferred Stock, the proceeds of which were primarily invested in marketable securities. Our sources of cash since inception have been predominantly from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents at December 31, 2023, will be sufficient to fund operations for at least the next twelve months following the date of this report.

As discussed above, in connection with our strategic review we canceled development of our planned next-generation three-wheeled vehicle. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

Summary of Cash Flows

The following table summarizes our cash flows:

	Years Ended December 31,
	2023	2022
Cash Flows:
Net cash used in operating activities	$(26,181,465)	$(18,728,643)
Net cash provided by (used in) investing activities	$8,893,614	$(11,335,261)
Net cash provided by financing activities	$21,632,156	$—

Operating Activities

During the year ended December 31, 2023, we used $26,181,465 in cash from operating activities, an increase in use of $7,452,822 when compared to the cash used in operating activities of $18,728,643 during the year ended December 31, 2022. The increase in cash used in operating activities was primarily a result of prepayments for inventory and manufacturing services, payments of accrued expenses, purchases of inventory and an increase in our operating loss as we continue to build our core business.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2023, $8,893,614 of cash was provided by investing activities as compared to $11,335,261 cash used in investing activities during the year ended December 31, 2022, an increase of $20,228,875. The net increase was primarily due to the proceeds from sale of marketable securities, net.

Financing Activities

During the year ended December 31, 2023, financing activities provided cash of $21,632,156, an increase of 100% as compared to the year ended December 31, 2022. This increase resulted from the issuance of Series H-7 Preferred Stock and warrants to purchase common stock.

August 2023 Private Placement

On August 7, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, pursuant to which we issued and sold on August 10, 2023, in a private placement (the “Private Placement”), (i) an aggregate of 22,000 shares of Series H-7 convertible preferred stock (the “Series H-7 Preferred Shares”), initially convertible into up to an aggregate of 2,750,000 shares of our common stock (“Conversion Shares”) at a conversion price of $8.00 per share (as adjusted, the “Conversion Price”), and (ii) warrants (the “Warrants”) to acquire up to an aggregate of 2,750,000 shares of our common stock (“Warrant Shares”), subject to adjustment, at an initial exercise price of $8.00 per share (as adjusted, the “Exercise Price”). Each Series H-7 Preferred Share and the accompanying Warrants were sold together at a combined offering price of $1,000. The terms of the Series H-7 Preferred Shares are as set forth in the Certificate of Designations of Series H-7 Convertible Preferred Stock of AYRO, Inc. (the “Certificate of Designations”), which was filed and became effective with the Secretary of State of the State of Delaware on August 9, 2023. The Warrants were immediately exercisable and expire 5 years from issuance. Following the Reverse Stock Split, (i) the Conversion Price was reduced to $2.00 per share pursuant to the terms of the Certificate of Designations, and (ii) the Exercise Price was reduced to $2.00 per share and the number of Warrant Shares was increased proportionately to 11,000,000 shares pursuant to the terms of the Warrants.

Pursuant to an engagement agreement (the “Engagement Agreement”), dated August 7, 2023, with Palladium Capital Group, LLC (the “Placement Agent”), we issued to the Placement Agent and its designees Warrants to acquire up to an aggregate of 55,000 Warrant Shares, (subsequently adjusted to 220,000 Warrant Shares and subject to further adjustment), which amount is approximately equal to 2% of the number of shares of common stock that the Series H-7 Preferred Shares were initially convertible into, on substantially the same terms as the Warrants sold to investors.

The Private Placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

Series H-7 Preferred Shares

The Series H-7 Preferred Shares have a stated value of $1,000 per share and are convertible into Common Stock at the election of the holder at any time at the Conversion Price. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware (the “Secretary of State”) a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (the “Certificate of Amendment”), which became effective upon filing, which amended the monthly installment dates, commencing on and between May 7, 2024, and August 7, 2025. Following the Reverse Stock Split, the Conversion Price for the Series H-7 Preferred Shares was reduced to $2.00 per share pursuant to the terms of the Certificate of Designations. We are required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments, commencing on a date between February 7, 2024 and August 7, 2025, as elected by each investor upon written notice delivered to us. The amortization payments due upon such redemption are payable, at our election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) a 80% of the average of the three lowest closing prices of our Common Stock during the 30 trading day period immediately prior to the date the amortization payment is due or (B) $0.744, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events.

The holders of the Series H-7 Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock at our option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series H-7 Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series H-7 Preferred Shares are also entitled to receive a dividend make-whole payment. Except as required by applicable law, the holders of Series H-7 Preferred Shares will be entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series H-7 Preferred Shares is entitled to be calculated assuming conversion at the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement.

Notwithstanding the foregoing, our ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.9% of our issued and outstanding shares of Common Stock in accordance with the Nasdaq Stock Market LLC (“Nasdaq”) listing standards (the “Nasdaq Stockholder Approval”). We received the Nasdaq Stockholder Approval at a special meeting of stockholders held on September 14, 2023. Our directors and officers executed an agreement to vote their shares in favor of such matter. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series H-7 Preferred Shares, or as part of any amortization payment or dividend make-whole payment under, the Certificate of Designations.

The Certificate of Designations includes certain Triggering Events (as defined in the Certificate of Designations), including, among other things, the suspension from trading or the failure of our Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and our failure to pay any amounts due to the holders of the Series H-7 Preferred Shares when due. In connection with a Triggering Event, each holder of Series H-7 Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series H-7 Preferred Shares at a premium set forth in the Certificate of Designations.

Warrants

The Warrants are exercisable for shares of Common Stock immediately at an Exercise Price of $2.00 per share and expire five years from the date of issuance. The Exercise Price and the number of Warrant Shares issuable upon exercise of the Warrants are subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment to the Exercise Price, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. The Warrants were issued with an initial Exercise Price of $8.00 per share. Following the Reverse Stock Split, the Exercise Price for the Warrants was reduced to $2.00 per share and the number of Warrant Shares was adjusted to 11,000,000 shares pursuant to the terms of the Warrants.

Until we received the Nasdaq Stockholder Approval, we could not issue any Warrant Shares if the issuance of such Warrant Shares (taken together with the issuance of any Conversion Shares or other shares of Common Stock issuable pursuant to the terms of the Certificate of Designations) would exceed 19.9% of our issued and outstanding shares of Common Stock prior to the Private Placement, which amount is the aggregate number of shares of Common Stock which we may issue under the rules or regulations of Nasdaq. We received the Nasdaq Stockholder Approval at a special meeting of stockholders held on September 14, 2023.

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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

Fair Value of Financial Assets and Liabilities - Derivative Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements, the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Executive Chairman concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2023, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties and reliance on outside consultants for external reporting.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control – Integrated Framework (2013).

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Marcum LLP (PCAOB Firm ID No.: 688) located in East Hanover, New Jersey. The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2023. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable

Index to Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.5	Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on November 20, 2023)

3.6	Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2024)

3.7	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.8	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.9	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

3.10	Third Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2023)

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.11	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.12	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.13	Form of Investor Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.14	Form of Palladium Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.15	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.16	Form of Spartan Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.17	Form of Warrant issued in connection with the August 2023 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

4.18	Description of Capital Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021)

10.1	Mark Adams Secured Promissory Note, dated as of October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2	Amendment to Mark Adams Secured Promissory Note, dated December 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3	April Bridge Financing, by and among AYRO Operating Company, Inc. and the lenders party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4	Form of Bridge Loan Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6†	Employment Agreement, by and between the Company and Rodney Keller, dated May 28, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.7†	Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated March 8, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.8†	Amendment to Employment Agreement, by and between AYRO Operating Company, Inc. and Curtis Smith, dated May 28, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.9†	AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.10†	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.11†	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.12†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.13	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.14	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.15	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.16+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.17†	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.18†	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.19	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.20+	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.21†	First Amendment to Employment Agreement, by and between AYRO, Inc. and Rodney C. Keller, Jr., dated September 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020)

10.22	Form of Securities Purchase Agreement, dated November 22, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020

10.23†	First Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.24	Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.25	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.26†	Voluntary Separation Agreement, Release and Consulting Agreement, by and between the Company and Rodney Keller, Jr., dated as of September 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.27†	Restricted Stock Award Agreement, by and between the Company and Thomas M. Wittenschlaeger, dated as of September 23, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.28†	Employment Agreement, by and between the Company and Thomas M. Wittenschlaeger, effective as of September 23, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2021)

10.29†	General Release and Severance Agreement, by and between the Company and Curtis Smith, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.30†	General Release Agreement, by and between the Company and Brian Groh, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.31†	General Release Agreement, by and between the Company and Richard Perley, dated as of January 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2022)

10.32	Employment Agreement, by and between the Company and David E. Hollingsworth, effective as of August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2022)

10.33	Form of Purchase Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.34

Form of Registration Rights Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.35†	Second Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

10.36†	General Release and Severance Agreement, by and between the Company and Thomas Wittenschlaeger, dated as of December 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023)

10.37†	General Release and Severance Agreement, by and between the AYRO, Inc. and David E. Hollingsworth, dated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

23.1**	Consent of Marcum LLP

31.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	AYRO, Inc. Compensation Recovery Policy

101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
†	Management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: April 1, 2024	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joshua Silverman	Executive Chairman and Director	April 1, 2024
Joshua Silverman	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ George Devlin	Director	April 1, 2024
George Devlin

/s/ Sebastian Giordano	Director	April 1, 2024
Sebastian Giordano

/s/ Zvi Joseph	Director	April 1, 2024
Zvi Joseph

/s/ Greg Schiffman	Director	April 1, 2024
Greg Schiffman

/s/ Wayne R. Walker	Director	April 1, 2024
Wayne R. Walker

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AYRO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AYRO, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Redeemable Preferred Stock and Derivative Liability

Critical Audit Matter Description

As discussed in Notes 2, 9 and 14 to the financial statements, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell to investors 22,000 shares of Series H-7 Convertible Preferred Stock for $22 million gross proceeds during the year ended December 31, 2023. The Certificate of Designations includes certain triggering events that would require the Company to redeem in cash any or all of the holder’s Series H-7 Convertible Preferred Stock at a premium set forth in the Certificate of Designations, as well as features that are not clearly and closely related to the Series H-7 Convertible Preferred Stock.

Auditing the accounting conclusions for the issuance of the Series H-7 Convertible Preferred Stock discussed above was challenging because of the complex provisions affecting classification and required extensive audit effort. The accounting for the Series H-7 Convertible Preferred Stock involved an assessment of the particular features in the agreement and Certificate of Designations and the impact of those features on the accounting and classification of the Series H-7 Convertible Preferred Stock. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and assumptions. Auditing those estimates and assumptions involved especially challenging auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s technical accounting analysis and valuation process. We inspected the governing agreements for the transaction and evaluated the application of the Company’s technical accounting analysis including evaluating the terms and management’s conclusion on the interpretation and application of the relevant accounting literature. With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology used, the reasonableness of the inputs and assumptions, and verified the accuracy and completeness of the underlying data utilized in the valuation of the Series H-7 Convertible Preferred Stock and embedded derivative liability. We also performed sensitivity analysis of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions to determine reasonableness of the valuation conclusions.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

East Hanover, New Jersey

April 1, 2024

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$33,440,867	$39,096,562
Restricted cash	10,000,000	—
Marketable securities	—	9,848,804
Accounts receivable, net of allowance for credit losses of $53,696 and $2,349 at December 31, 2023 and 2022, respectively	219,000	510,071
Inventory	3,431,982	970,381
Prepaid expenses and other current assets	1,887,782	1,478,845
Total current assets	48,979,631	51,904,663
Property and equipment, net	3,117,164	2,192,337
Operating lease – right-of-use asset	671,451	819,401
Deposits and other assets	95,532	73,683
Total assets	$52,863,778	$54,990,084

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,456,258	$1,107,215
Accrued expenses and other current liabilities	1,656,541	964,937
Current portion lease obligation – operating lease	196,682	165,767
Total current liabilities	4,309,481	2,237,919

Derivative liability	9,400,000	—
Warrant liability	13,319,800	—
Lease obligation - operating lease, net of current portion	502,831	693,776
Total liabilities	27,532,112	2,931,695

Commitments and contingencies (Note 13)
MEZZANINE EQUITY
Convertible redeemable preferred stock Series H-7, ($0.0001 par value and $1,000 face value; authorized - 22,000 shares; issued and outstanding - 22,000 and 0 shares, at December 31, 2023 and 2022, respectively). Liquidation preference of $24,756,642 as of December 31, 2023	11,193,939	—

STOCKHOLDERS’ EQUITY
Preferred Stock, (authorized – 20,000,000 shares)
Convertible Preferred Stock Series H, ($0.0001 par value; authorized – 8,500 shares; issued and outstanding – 8 shares as of December 31, 2023 and 2022, respectively). Liquidation preference of $2 as of December 31, 2023	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of December 31, 2023 and 2022, respectively). Liquidation preference of $227 as of December 31, 2023	—	—
Convertible Preferred Stock Series H-6, ($0.0001 par value; authorized – 50,000 shares; issued and outstanding – 50 shares as of December 31, 2023 and 2022, respectively). Liquidation preference of $1,100 as of December 31, 2023	—	—
Common Stock, ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 4,913,907 and 4,655,205 shares, at December 31, 2023 and 2022, respectively)	492	466
Additional paid-in capital	129,467,274	133,227,507
Accumulated deficit	(115,330,039)	(81,169,584)
Total stockholders’ equity	14,137,727	52,058,389
Total liabilities, mezzanine equity and stockholders’ equity	$52,863,778	$54,990,084

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenue	$498,917	$2,990,497
Cost of goods sold	5,133,996	6,043,506
Gross loss	(4,635,079)	(3,053,009)

Operating expenses:
Research and development	7,418,026	6,845,451
Sales and marketing	1,721,191	1,874,658
General and administrative	14,382,132	11,503,788
Total operating expenses	23,521,349	20,223,897

Loss from operations	(28,156,428)	(23,276,906)

Other income (expense):
Interest income	441,443	182,276
Change in fair value - warrant liability	(3,350,320)	—
Change in fair value - derivative liability	(4,253,000)	—
Unrealized gain (loss) on marketable securities	215,900	(1,713)
Realized gain on marketable securities	941,950	160,990
Total other income (expense), net	(6,004,027)	341,553
Net loss prior to provision for income taxes	$(34,160,455)	$(22,935,353)

Provision for income taxes	—	—

Net loss	(34,160,455)	(22,935,353)

Preferred stock dividends	(697,991)	—
Accretion of discounts to redemption value of H-7 convertible preferred stock	(3,980,274)	—
Deemed dividend (Series H-5 warrants)	(199,000)	—

Net loss attributable to common stockholders	(39,037,720)	(22,935,353)

Net loss per share, basic and diluted	$(8.19)	$(4.95)

Basic and diluted weighted average Common Stock outstanding	4,764,494	4,631,122

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2023 and 2022
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2022	—	$—	8	$—	1,234	$—	50	$—	4,608,370	$461	$131,658,002	$(58,234,231)	$73,424,232
Stock based compensation	—	—	—	—	—	—	—	—	—	—	65,291	—	65,291
Vested Restricted Stock	—	—	—	—	—	—	—	—	46,835	5	1,504,214	—	1,504,219
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(22,935,353)	(22,935,353)
December 31, 2022	—	—	8	—	1,234	—	50	—	4,655,205	466	133,227,507	(81,169,584)	52,058,389
Issuance of convertible preferred stock, net of discounts and transaction costs of $15,484,324	22,000	6,515,674	—	—	—	—	—	—	—	—	—	—	—
Issuance of rounded shares as a result of the reverse stock split.	—	—	—	—	—	—	—	—	173,530	17	(17)	—	—
Dividends (Accrued Series H-7 Preferred)	—	697,991	—	—	—	—	—	—	—	—	(697,991)	—	(697,991)
Accretion of discounts to redemption value of H-7 convertible preferred stock	—	3,980,274	—	—	—	—	—	—	—	—	(3,980,274)	—	(3,980,274)
Deemed dividend (Series H-5 Warrants)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	59,624	—	59,624
Vested Restricted Stock	—	—	—	—	—	—	—	—	85,172	9	858,425	—	858,434
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(34,160,455)	(34,160,455)
Balance, December 31, 2023	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,160,455)	$(22,935,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093,039	762,206
Stock-based compensation	918,058	1,240,129
Change in fair value - derivative liability	4,253,000	—
Change in fair value - warrant liability	3,350,320	—
Amortization of right-of-use asset	147,950	193,483
Bad debt expense	344,492	4,485
Unrealized (gain) loss on marketable securities	(215,900)	1,713
Realized gain on marketable securities	(941,950)	(160,990)
Impairment of inventory	3,048,485	2,476,322
Realized loss on sale of fixed assets	40,181	—
Change in operating assets and liabilities:
Accounts receivable	(53,421)	454,873
Inventory	(5,510,086)	830,845
Prepaid expenses and other current assets	(408,937)	(581,846)
Deposits and other assets	500	18,797
Accounts payable	1,349,043	445,165
Accrued expenses and other current liabilities	724,246	(1,272,046)
Lease obligations - operating leases	(160,030)	(206,426)
Net cash used in operating activities	(26,181,465)	(18,728,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,142,836)	(1,588,689)
Proceeds from sale of marketable securities, net	11,006,654	(9,689,526)
Purchase of intangible assets	(40,704)	(57,046)
Proceeds from sale of fixed assets	70,500	—
Net cash provided by (used in) investing activities	8,893,614	(11,335,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of preferred stock, net of transaction costs	21,632,156	—
Net cash provided by financing activities	21,632,156	—

Net change in cash, cash equivalents and restricted cash	4,344,305	(30,063,904)

Cash, cash equivalents and restricted cash, beginning of the year	39,096,562	69,160,466

Cash, cash equivalents and restricted cash, end of the year	$43,440,867	$39,096,562

Supplemental disclosure of cash and non-cash transactions:
Accrual of Series H-7 Convertible Preferred Stock Dividends	$697,991	$—
Restricted Stock issued previously accrued	$—	$329,380
Initial fair value of warranty liability	$9,969,480	$—
Initial fair value of derivative liability	$5,147,000	$—
Deemed Dividend H-5 Warrants	$199,000	$—
Accretion of discounts to redemption value of H-7 convertible preferred stock	$3,980,274	$—
Accrued fixed assets	$32,642	$348,932

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$33,440,867	$39,096,562
Restricted Cash	$10,000,000	$—
Total cash, cash equivalents and restricted cash	$43,440,867	$39,096,562

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

Reverse Stock Split

On September 15, 2023, the Company effected a one-for-eight reverse stock split of the Company’s common stock (the “Reverse Stock Split”). All share and per share information in this annual report have been retroactively adjusted to reflect the Reverse Stock Split.

Strategic Review

Following the hiring of our former Chief Executive Officer in the third quarter of 2021, we initiated a strategic review of our product development strategy, as we focus on creating value within the electric vehicle, last-mile delivery, smart payload and enabling infrastructure markets. In connection with our strategic review, we have cancelled all material research and development activity and expenditures, associated with our planned next-generation three-wheeled high speed vehicle.

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

On January 31, 2024, we implemented an internal restructuring in order to achieve greater efficiency in pursuit of our strategic goals. As part of the restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. As of December 31, 2023, the Company had cash and cash equivalents balance totaling $33,440,867 and restricted cash of $10,000,000. The Company incurred net losses of $34,160,455 and $22,935,353 and negative cash flows used in operations of $26,181,465 and $18,728,643 for the years ended December 31, 2023 and 2022, respectively. In addition, overall working capital decreased by $4,996,594 during the year ended December 31, 2023. Management believes that the existing cash at December 31, 2023 will be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Investors”) in a private placement (the “Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Shares”), and (ii) warrants (the “Warrants”) initially exercisable for up to an aggregate of 2,750,000 shares of common stock. The Company raised gross proceeds of $22 million from the sale, which closed on August 10, 2023 (see Note 9).

The certificate of designations for the Series H-7 Preferred Shares (the “Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of December 31, 2023, the Company was in compliance with the restrictive provisions discussed above.

The Company may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials, including lithium-ion battery cells, semiconductors, and integrated circuits. Any such increase or supply interruption could materially negatively impact the business, prospects, financial condition and operating results. Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of salable vehicles.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s financial statements have been prepared in conformity with GAAP as determined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements represent the consolidation of the accounts of the Company and its subsidiary in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s most significant estimates include revenue recognition, the measurement of stock-based compensation expenses, warranty reserve, and the inputs used in the fair value measurements of warrant and derivative liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents, including balances held in the Company’s money market accounts. The Company maintains total cash balances in one account which may exceed the federally insured limits. Management does not believe this results in any significant credit risk.

Restricted Cash

As of December 31, 2023, cash of $10,000,000 was restricted in accordance with the Certificate of Designations. See Note 2, above.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradable. The Company applies Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities, which establishes that marketable securities are considered trading securities and are measured at fair value. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $0 and $9,848,804 in marketable securities as of December 31, 2023 and 2022, respectively.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, allowance for credit losses, reflect the net realizable value of receivables and approximate fair value. An allowance for credit losses is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for credit losses. As of December 31, 2023 and 2022, the Company had reserved an allowance for credit losses of $53,696 and $2,349, respectively. All account receivables are made on an unsecured basis.

Accounts receivable, net consists of amounts due from invoiced customers and product deliveries and were as follows:

	As of December 31,
	2023	2022
Trade receivables	$272,696	$512,420
Less: Allowance for credit losses	(53,696)	(2,349)
	$219,000	$510,071

The Company increased allowance for credit losses by $51,347 for the year ended December 31, 2023, and recorded $344,492 of bad debt expense of direct write off for the year ended December 31, 2023.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s consolidated financial statements.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheet as of December 31, 2023 and 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Redeemable Preferred Stock

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product revenue

Product revenue from customer contracts is recognized on the sale of each Electric Vehicle (“EV”) as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: sale of complete vehicles. Ownership and risk of loss transfers to the customer based on free on board (“FOB”) shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point in which control transfers. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is identical to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, warranty is not accounted for as a separate performance obligation. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping income of $(6,034) and expense of $442,932 for years ended December 31, 2023 and 2022, respectively, included in General and Administrative Expenses.

Services and other revenue

Services and other revenue consist of non-warranty after-sales vehicle services. Revenue is recognized at a point in time when services and replacement parts are provided.

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

Research and development costs

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $7,418,026 and $6,845,451 for the years ended December 31, 2023 and 2022, respectively.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income taxes represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of December 31, 2023 and 2022, there were no accruals for uncertain tax positions.

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

Basic and Diluted Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average common stock outstanding during the period. For all periods presented with a net loss, the shares underlying the common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the year ended December 31, 2023.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of December 31,
	2023	2022
Options to purchase Common Stock	38,696	97,240
Restricted stock unvested	36,235	82,570
Warrants outstanding	11,605,758	763,253
Preferred stock outstanding	12,379,067	309
Totals	24,059,756	943,372

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted the new standard with no impact on its consolidated financial statements as of August 1, 2023.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued Update 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard, including timing of adoption.

In December 2023, the FASB issued Update 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. The Company is currently evaluating the impact of this standard, including timing of adoption.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. REVENUES

Disaggregation of Revenue from Contracts with Customers

Revenue disaggregated by type consists of the following:

	Years Ended December 31,
	2023	2022
Revenue type
Product revenue	$469,812	$2,716,583
Miscellaneous Income	16,399	44,887
Shipping revenue	12,706	229,027
	$498,917	$2,990,497

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of December 31, 2023 and 2022, warranty reserves were recorded within accrued expenses of $401,440 and $410,017, respectively.

NOTE 5. INVENTORY

Inventory consisted of the following:

	As of December 31,
	2023	2022
Raw materials	$3,252,280	$330,931
Work-in-progress	179,702	—
Finished goods	—	639,450
	$3,431,982	$970,381

During the year ended December 31, 2023, we determined that the 411x vehicle and all spare parts that we had in inventory sourced from China that were specific to the 411x vehicle were obsolete as they are sold exclusively through Club Car. As a result, all inventory associated with the 411x vehicle was written off. During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish product, spare inventory for the 411x was written off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2022, we determined that testing of obsolescence was required for inventory due to the quality of certain purchased components from Cenntro’s lithium-ion (“NCM”) line. 17 vehicles tested in the second quarter of 2022 were determined to have 49 unique failures. An inspection of the remaining NCM units revealed a 100% failure rate. As a result, all inventory associated with Cenntro’s NCM line was written off for $1,317,289 to cost of goods sold. As of December 31, 2022, there was no longer a balance. The remainder of the balance was expensed through cost of goods sold for $621,097. During the year ended December 31, 2022, a $413,561 net realizable value adjustment was recorded due to the Club Car Discount (as defined below), spare inventory for the 411x was written off, net with the inventory reserve of $124,375, and $2,476,322 was expensed for impairment of inventory.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of December 31,
	2023	2022
Prepayments for inventory	$1,524,831	$1,174,466
Prepayment for insurance	227,945	118,434
Prepaid other	97,803	7,094
Prepayment on software	37,203	103,851
Prepayments on advances on design	—	75,000
	$1,887,782	$1,478,845

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Computer and equipment	$3,619,041	$1,970,001
Lease improvements	1,094,025	952,952
Computer software	495,295	455,875
Furniture and fixtures	395,703	323,789
	5,604,064	3,702,617
Less: Accumulated depreciation	(2,486,900)	(1,510,280)
	$3,117,164	$2,192,337

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,074,684 and $580,445, of which $101,581 was related to retiring legacy assets, respectively. Depreciation expense is allocated to cost of goods sold and operating expenses.

During the year ended December 31, 2023, the Company sold fixed assets and recognized a realized loss on disposal of $40,181.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2023	2022
Accrued professional and consulting fees	$497,719	$410,711
Accrued payroll and severance	575,111	6,000
Accrued warranty reserve	401,440	410,017
Accrued expenses other	77,802	138,209
Other current liabilities	104,469	—
Total accrued expenses and other current liabilities	$1,656,541	$964,937

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

On September 14, 2023, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and made a corresponding change to the number of authorized shares of capital stock, effective September 15, 2023.

On September 15, 2023 the Company issued 173,530 shares of common stock as round up shares resulting from the reverse stock split.

During the year ended December 31, 2023, and 2022 the Company issued 85,172 shares and 46,835 shares of common stock respectively, upon the vesting of restricted stock.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s Common Stock, equal to the stated value divided by the conversion price of $1,478.40 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment.

As of December 31, 2023, the liquidation payment for Series H Preferred Stock would be calculated as follows:

Number of Series H Preferred Stock outstanding as of December 31, 2023	8
Multiplied by the stated value	$154
Equals the gross stated value	$1,232
Divided by the conversion price	$1,478.40
Equals the convertible shares of Company Common Stock	1
Multiplied by the fair market value of Company Common Stock as of December 31, 2023	$1.76
Liquidation value	$2

Series H-3 Convertible Preferred Stock

Pursuant to the Series H-3 Certificate of Designation (as defined below), the holders of the Company’s Series H-3 Convertible Preferred Stock (the “Series H-3 Preferred Stock”) are entitled to elect up to two members of a seven-member Board, subject to certain step downs; pursuant to the Series H-3 securities purchase agreement, the Company agreed to effectuate the appointment of the designees specified by the Series H-3 investors as directors of the Company. Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138.00 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $1,324.80 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment

As of December 31, 2023, the liquidation payment for Series H-3 Preferred Stock would be calculated as follows:

Number of Series H-3 Preferred Stock outstanding as of December 31, 2023	1,234
Multiplied by the stated value	$138.00
Equals the gross stated value	$170,292
Divided by the conversion price	$1,324.80
Equals the convertible shares of Company Common Stock	129
Multiplied by the fair market value of Company Common Stock as of December 31, 2023	$1.76
Liquidation value	$227

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $28.80 per share, which was then further reduced to $20.00 under the anti-dilution adjustment provision, subject to a 9.99% blocker provision and then decreased to $5.76 upon the reverse stock split. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $5.76. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of our common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-6 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-6 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-6 Preferred Stock, the conversion price will be adjusted downward to a price that cannot be less than $5.76.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the liquidation payment for Series H-6 Preferred Stock would be calculated as follows:

Number of Series H-6 Preferred Stock outstanding as of December 31, 2023	50
Multiplied by the stated value	$72.00
Equals the gross stated value	$3,600
Divided by the conversion price	$5.76
Equals the convertible shares of Company Common Stock	625
Multiplied by the fair market value of Company Common Stock as of December 31, 2023	$1.76
Liquidation Value	$1,100

Series H-7 Preferred Shares

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

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments, commencing on various dates, at the option of each Investor, between February 7, 2024, and August 7, 2025 (refer to Note 16 for amendment detail). The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $0.0744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Shares have the option to defer amortization payments or, subject to certain limitations as specified in the Certificate of Designations, can elect to accelerate installment conversion amounts.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designations), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being effected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $5,147,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 75.0%, (ii) the time to maturity of 1.48 years, (iii) a discounted market interest rate of 12.2%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 14.8%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series H-7 Preferred Shares. During the year ended December 31, 2023, the Company recorded a total discount of $15,484,324 upon issuance of the Series H-7 Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $5,147,000, stock issuance costs of $563,324, of which $367,844 was paid in cash and $195,480 was allocated as the placement agent warrants both of which were recorded to mezzanine equity, and the fair value of the Investor Warrants of $9,774,000. As of December 31, 2023, it is probable that the Series H-7 Preferred Shares will be redeemed. In accordance with ASC 480-10-S99-3A the Company is accreting the discount on the effective interest method and $3,980,274 was recorded as a deemed dividend during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded a loss of approximately $4,253,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $9,400,000 fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 85.0%, (ii) the time to maturity of 1.1 years, (iii) a discounted market interest rate of 5.9%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 5.2%. As of December 31, 2023, the Series H-7 Preferred Shares are convertible into 12,378,321 shares of the Company’s common stock.

Common Stock Warrants

H-7 Warrants

Pursuant to the Private Placement described above, the Company issued to Investors, H-7 Warrants initially exercisable for 2,750,000 shares of common stock. In addition, pursuant to its advisory agreement with the placement agent for the Private Placement, the Company issued to the Placement Agent Warrants initially exercisable for 55,000 shares of common stock with the same terms. The Placement Agent Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 815.

The H-7 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price. The H-7 Warrants are also entitled to certain adjustments following any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock. Such adjustments were triggered as a result of the Reverse Stock Split, resulting in an adjusted exercise price per share from $8.00 to $2.00. An additional 8,415,000 H-7 Warrants exercisable at $2.00 per share were issued.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The H-7 Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification in accordance with ASC 815. As such, the Company recorded the H-7 Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these H-7 Warrants issued during the year ended December 31, 2023. The fair value of the H-7 Warrants of $9,969,480 was estimated at the date of issuance using a stock price of $5.20, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5.0 years; (iii) equity volatility of 96.0%; and (iv) a risk-free interest rate of 4.21%.

Transaction costs incurred attributable to the issuance of the H-7 Warrants of $1,275,543 were immediately expensed to general and administrative expense.

During the year ended December 31, 2023, the Company recorded a loss of $3,350,320 related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the H-7 Warrants of $13,319,800 was estimated at December 31, 2023, utilizing the Black Scholes Model using a stock price of $1.76, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 4.61 years; (iii) equity volatility of 90.00%; and (iv) a risk-free interest rate of 3.87%.

H-5 Warrants

The H-5 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price (subject to a floor price of $6.336 per share). Anti -dilution adjustments were triggered resulting in an adjusted exercise price per share from $20.00 to $8.00 as the result of the issuance of Series H-7 Preferred Shares and from $8.00 to $6.336 as of result of the Reverse Stock Split. An additional 93,940 warrants exercisable at $6.336 per share were issued.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Series H-5 Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for common stock, which represents an equity for equity exchange. Therefore, the change in the fair value before and after the effect of the anti-dilution triggering event and the fair value of the Series H-5 warrants will be treated as a deemed dividend in the amount of $199,000 during the year ended December 31, 2023. The Company valued the initial deemed dividend as the difference between: (a) the modified fair value of the Series H-5 Warrants in the amount of $165,000 and (b) the fair value of the original award prior to the modification of $21,000.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	763,603	$58.96	2.31
Expired	(350)	1,324.80	—
Outstanding at December 31, 2022	763,253	58.40	1.32
Granted	11,313,940	2.00	—
Expired	(471,435)	58.40	—
Outstanding at December 31, 2023	11,605,758	$3.42	4.42

NOTE 10. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards.

The Company has reserved a total of 1,229,956 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. The Company has 885,284 stock options, restricted stock and warrants remaining under this plan as of December 31, 2023.

AYRO 2017 Long Term Incentive Plan

The Company has reserved a total of 59,748 shares of its common stock pursuant to the AYRO, Inc. 2017 Long-Term Incentive Plan. The Company had 16,076 shares of common stock outstanding under the plan at December 31, 2022. At December 31, 2022, no shares remained available for grant under future awards under the 2017 Long-Term Incentive Plan. In conjunction with the 2020 incentive plan, the remaining unissued amounts were cancelled.

DropCar Amended and Restated 2014 Equity Incentive Plan

The Company’s equity incentive plan created in 2014 (the “2014 Plan”) was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Plan, 17,666 shares of common stock were reserved for issuance. As of December 31, 2022, there were no shares available for grant under the 2014 Plan.

Stock-based compensation, including stock options, warrants and restricted stock, expense is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2023	2022
General and administrative	$887,765	$1,192,396
Research and development	24,240	21,922
Sales and marketing	6,053	25,811
Total	$918,058	$1,240,129

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

The following table reflects the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2022	97,240	$49.20	7.56
Forfeitures	(58,544)	23.57
Outstanding at December 31, 2023	38,696	$90.99	6.53

Of the outstanding options, 35,938 were vested and exercisable as of December 31, 2023. At December 31, 2023 the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $59,624 and $65,291 of stock option expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has unrecognized stock option compensation expense of $41,199 which will be recognized over a remaining term of 1.35 years. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

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

The Company uses the following inputs when valuing stock-based awards during the year ended December 31, 2022. The Company did not issue any new awards during the year ended December 31, 2023.

As of December 31, 2022
Expected life (years)	6.0
Risk-free interest rate	3.04%
Expected volatility	128.67%
Stock Price	$6.72
Exercise Price	$7.76

The expected life of the employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For volatility, the Company uses public company comparable data and in periods prior to the Merger historical private placement data as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2022	82,570	$15.28
Granted	95,087	6.00
Vested	(85,172)	(6.70)
Forfeited	(56,250)	(19.86)
Outstanding at December 31, 2023	36,235	$4.01

On February 1, 2023, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 95,087 shares of restricted stock to non-executive directors at a value of $6.00 per share. As of December 31, 2023, 23,771 shares of restricted stock remain unvested and unissued.

The Company recognized compensation expense related to all restricted stock during the years ended December 31, 2023 of $858,434. Total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2023 was $48,064 and will be recognized on a straight-line basis through the end of the vesting periods through January, 2024.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

Four customers accounted for approximately 68% and one customer accounted for 100% of the Company’s revenues for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company’s revenues from the four customers were approximately 23%, 18%, 16%, and 11%, respectively.

Accounts Receivable

Four customers accounted for approximately 82% and one customer accounted for 100% of the Company’s gross accounts receivable for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company’s accounts receivable for the four customers were approximately 32%, 27%, 12%, and 11%, respectively.

Purchasing

The Company places orders with various suppliers. One supplier accounted for approximately 36% and three customers accounted for 79% of the Company’s purchases of raw materials for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2022, the Company’s purchases of raw materials from three suppliers were approximately 50%, 19%, and 10%, respectively.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

The Company had received expense advances from its founders in 2019. For the years ended December 31, 2023 and 2022, the amount outstanding was $15,000 and recorded as a component of accounts payable on the accompanying consolidated balance sheets.

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

Supply Chain Agreements

In 2017, the Company executed a supply chain contract with Cenntro, which has historically been the Company’s primary supplier. Prior to the Merger, Cenntro was a significant shareholder in AYRO Operating. Cenntro owns the design of the AYRO 411 Fleet vehicles and has granted the Company an exclusive license to purchase the AYRO 411 Fleet vehicles for sale in North America. The Company purchased 100% of its vehicle chassis, cabs and wheels for AYRO 411 Fleet Vehicles through this supply chain relationship with Cenntro. The Company must sell a minimum number of units in order to maintain its exclusive supply chain contract. See Note 11 for concentration amounts.

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

On November 2, 2023, we entered into a supply agreement with Sirris Inc., a provider in motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of our electric vehicle fleet. Sirris is committed to meeting our upside demand for these products in the event production increases. As of December 31, 2023, the Company has not committed to any purchase orders under this agreement.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2023, we entered into a supply agreement with Athena Manufacturing, LP, a provider of customizable sophisticated metal products. As part of the agreement, we are able to submit devices, component, component assembly, material part, or piece that is custom to AYRO. This is a non-exclusive agreement in which we are able to engage other suppliers for these products. As of December 31, 2023, the Company has not committed to any purchase orders under this agreement.

Lease Agreements

In 2019 the Company entered into a new lease agreement for office and manufacturing space. The lease commencement date was January 16, 2020. Prior to the commencement date of the new lease agreement, the Company leased other office and manufacturing space on a short-term basis. The Company determined if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. These leases provide the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, as such, the contract is, or contains, a lease. In connection with the adoption of ASC 842, Leases (ASC 842), the Company has elected to treat the lease and non-lease components as a single component.

During March 2021, the Company subleased additional office space to support the Company’s expansion plan. The term is for 16 months with no lease obligation remaining as of December 31, 2022. In connection with the adoption of ASC 842 the Company has elected to treat the lease and non-lease components as a single component.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2023 is 3.25 years. The Company currently has no finance leases.

During the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating lease were $247,533 and $306,689, respectively. Total lease expense is allocated to selling general and administration expense and cost of goods sold. The components of lease expense (within different expense groupings) consist of the following:

	Years Ended December 31,
	2023	2022
Operating lease expense	$244,785	$409,543
Short-term lease expense	479,695	153,572
Total lease cost	$724,480	$563,115

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet information related to leases consists of the following:

	December 31,
	2023	2022
Assets
Operating lease – right-of-use asset	$671,451	$819,401
Total lease assets	$671,451	$819,401

Liabilities
Current liabilities:
Lease obligation – operating lease	$196,682	$165,767
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	502,831	693,776
Total lease liability	$699,513	$859,543

The weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	3.30
Weighted average discount rate – operating lease	10.41%

Cash flow information related to leases consists of the following:

	December 31, 2023	December 31, 2022
Operating cash flows for operating leases	$247,533	$306,689
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$—

Future minimum lease payment under non-cancellable lease as of December 31, 2023 are as follows:

Operating Leases
2024	$254,277
2025	261,223
2026	268,378
2027	44,929
Total minimum lease payments	828,807
Less effects of discounting	(129,294)
Present value of future minimum lease payments	$699,513

Litigation

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial position or cash flows.

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

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Club Car

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

NOTE 14. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2023 and 2022 . The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2023 and 2022, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		December 31,
Description	Level	2023	2022
Assets:	1
Marketable securities	1	$—	$9,848,804
Money market accounts	1	$1,805,597	$20,312,844
Liabilities:
Warrant liability (see Note 3)	3	$13,319,800	$—
Derivative liability (see Note 3)	3	$9,400,000	$—

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

December 31, 2023
Balance on December 31, 2022	$—
Issuance of warrants	9,969,480
Change in fair value of warrant liability	3,350,320
Balance on December 31, 2023	$13,319,800

The following table sets forth a summary of the change in the fair value of the derivative liability that is measured at fair value on a recurring basis:

December 31, 2023
Balance on December 31, 2022	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	5,147,000
Change in fair value of bifurcated embedded derivative	4,253,000
Balance on December 31, 2023	$9,400,000

NOTE 15. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Income tax benefit at statutory U.S. federal rate	$(7,165,506)	$(4,816,424)
Equity issuance costs	267,864	—
Warrant liability	703,567	—
Derivative liability	884,940	—
Equity based compensation	874,366	—
Income tax benefit attributable to U.S. states	(28,316)	(936,810)
Change in valuation allowance	4,348,711	5,701,853
Change in state tax rate	114,374	—
Stock-based compensation	—	51,381
	$—	$—

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$19,958,440	$15,843,010
Intangible assets	80,797	99,566
Capitalized research and development expense	2,437,176	1,490,870
Equity based compensation	74,109	743,567
Lease liability	147,709	210,195
Warrants	116,639	156,851
Accrued compensation	—	1,467
Property and equipment	—	1,492
Other	180,979	113,487
Deferred tax assets	22,995,849	18,660,505

Deferred tax liabilities
ROU asset	(141,783)	(200,379)
Other	(45,228)	—
Deferred tax liabilities	(187,011)	(200,379)

Valuation allowance	(22,808,838)	(18,460,126)
Net deferred tax asset/(liability)	$—	$—

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

Management does not believe that there are significant uncertain tax positions in 2023 and 2022. There are no interest and penalties related to uncertain tax positions in 2023 and 2022.

The Company has federal net operating loss carryforwards of $83,120,531 and $64,332,435 as of December 31, 2023 and 2022, respectively. $995,801 of the federal net operating loss is subject to a 20 year carry forward, with a portion beginning to expire in 2036. $82,124,730 of the federal net operating loss has an indefinite carry forward period. The Company has state net operating loss carryforwards totaling $66,877,457 and $48,091,426 at December 31, 2023 and 2022. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

The following table sets for the tax years subject to examination for the major jurisdictions where the Company conducts business as of December 31, 2023.

Federal	2020 to 2023
Texas and Georgia	2019 to 2023

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $7,418,028 and $6,729,353 during the years ended December 31, 2023 and 2022, respectively. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

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

NOTE 16. SUBSEQUENT EVENTS

Restructuring

On January 31, 2024, the Company implemented an internal restructuring in order to achieve greater efficiency in pursuit of the Company’s strategic goals. As part of the restructuring, the Company, amongst other things, eliminated a substantial number of positions as it re-evaluates sales, marketing and manufacturing. Furthermore, the Company’s current management team remains committed to pursuing its plans, including the development and commercialization of the AYRO Vanish, its lead low speed electric vehicle. The Company believes that the restructuring plan will create greater efficiencies and significantly reduce its burn rate as the Company continues to explore more cost effective ways to achieve growth.

Amendment to Series H-7 Convertible Preferred Stock

On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware (the “Secretary of State”) a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (the “Certificate of Amendment”), which became effective upon filing. The Certificate of Amendment amends the Certificate of Designations of Series H-7 Convertible Preferred Stock, previously filed with the Secretary of State on August 9, 2023, to permit certain additional dates which a holder of Series H-7 Convertible Preferred Stock may elect to designate as the initial Installment Date with respect to shares of Series H-7 Convertible Preferred Stock held by such holder. Specifically, the definition of “Installment Date” means (i) with respect to the first Installment Date, February 7, 2024, which can be changed to one of the following dates if the Buyer provides at least 20 Trading Days prior notice to the Company and returns to the Company all Pre-Installment Conversion Shares previously received from the Company, or the Company and the Buyer mutually agree, that the first Installment Date shall not be February 7, 2024 and shall be one of the following dates instead: (a) May 7, 2024, (b) August 7, 2024, (c) November 7, 2024, (d) February 7, 2025 or (e) August 7, 2025, as elected by a Buyer upon written notice delivered to the Company on or prior to the 30th Trading Day preceding such date or such other date as mutually agreed upon by the Company and the Buyer, (ii) thereafter, the first Trading Day of each calendar month immediately following the previous Installment Date for eleven (11) calendar months, which shall not be later than the Maturity Date, unless extended by mutual agreement of a Holder and the Company.

