Form 10-K/A
period 2023-12-31
AYRO, Inc.
filed 2024-04-26
CIK 1086745

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

As of April 26, 2024, the registrant had 4,995,537 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name:	Auditor Location:
688	Marcum LLP	East Hanover, New Jersey

i

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of AYRO, Inc., as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Accordingly, the reference on the cover page of the Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K has been removed.

In addition, Item 15 of Part IV has been solely amended to include a new certification by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certification of our principal executive officer and principal financial officer is filed with this Amendment as Exhibit 31.1 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after April 1, 2024, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each member of our board of directors (the “Board”) as of April 26, 2024:

Name	Age	Director Since	Position with the Company
Joshua Silverman	54	August 2016	Executive Chairman, Principal Executive Officer, and Interim Principal Financial Officer and Principal Accounting Officer
Sebastian Giordano	66	February 2013	Director
Greg Schiffman	66	February 2018	Director
Zvi Joseph	57	January 2018	Director
George Devlin	70	May 2020	Director
Wayne R. Walker	65	November 2020	Director

The following sets forth biographical information and the qualifications and skills for each director:

Joshua Silverman. Mr. Silverman has been our director since May 28, 2020, and currently serves as our Executive Chairman and Principal Executive Officer, as well as our Interim Principal Financial Officer and Principal Accounting Officer. Prior to his appointment to such positions on December 13, 2023, Mr. Silverman served as Chairman of the Board. Prior to the Merger, Mr. Silverman had served as a member of the DropCar Board of Directors since the 2018 Merger (as defined below). Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder of, and was previously a principal and managing partner of, Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. From its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies, and was often called upon by such companies to solve inefficiencies relating to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the President of the United States. Mr. Silverman currently serves as a director of MYMD Pharmaceuticals, Inc. (NASDAQ: MYMD), Pharmacyte, Inc. (NASDAQ: PMCB), Synaptogenix, Inc. (NASDAQ: SNPX) and Petros Pharmaceutical, Inc. (NASDAQ: PTPI), all of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and director of numerous public companies.

Sebastian Giordano. Mr. Giordano served as a member of the DropCar Board of Directors since the completion of the business combination with DropCar, Inc. (“Private DropCar”) and DC Acquisition Corporation, pursuant to which Private DropCar became a wholly owned subsidiary of WPCS International Incorporated (“WPCS”), which then changed its name to DropCar on January 30, 2018 (the “2018 Merger”), and, prior to that time, served as a director of WPCS since February 2013, and has continued to serve as a director of the Company following the Merger. Mr. Giordano served as the Interim Chief Executive Officer of WPCS from August 2013 until April 25, 2016, when the interim label was removed from his title. He served as the Chief Executive Officer of WPCS since such time through the closing of the 2018 Merger. Mr. Giordano has served as Chairman and Chief Executive Officer of Transportation and Logistics Systems, Inc. (OTC PINK: TLSS) since January 2022. Since 2002, Mr. Giordano has been Chief Executive Officer of Ascentaur, LLC, a business consulting firm providing comprehensive strategic, financial and business development services to start-up, turnaround and emerging growth companies. From 1998 to 2002, Mr. Giordano was Chief Executive Officer of Drive One, Inc., a safety training and education business. From 1992 to 1998, Mr. Giordano was Chief Financial Officer of Sterling Vision, Inc., a retail optical chain. Mr. Giordano received B.B.A. and MBA degrees from Iona College. Mr. Giordano’s qualifications to sit on the Board include his broad management experience, including having served as Chief Executive Officer of WPCS.

Greg Schiffman. Mr. Schiffman served as a member of the DropCar Board of Directors since the closing of the 2018 Merger, and has continued to serve as a director of the Company following the Merger. Mr. Schiffman serves as a senior advisor to Absci Corporation. Mr. Schiffman previously served as Chief Financial Officer of Absci Corporation from April 2020 until his retirement in August 2023. He previously served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He also previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, Dendreon Corporation, from December 2006 through December 2013, and Affymetrix Corporation, from August 2001 through November 2006. In November 2014, Dendreon Corporation filed for Chapter 11 bankruptcy protection. He currently serves on the boards of directors of Nanomix Corporation (OTCQB: NNMX) and BioEclipse Therapeutics, Inc. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management. Mr. Schiffman’s qualifications to sit on the Board include his financial background, business experience and education.

Zvi Joseph. Mr. Joseph served as a member of the DropCar Board of Directors since the closing of the 2018 Merger, and has continued to serve as a director of the Company following the Merger. He has served as Deputy General Counsel of Amdocs Limited, a publicly traded corporation that provides software and services to communications and media companies, since October 2005. He received his A.A.S. in Business Administration from Rockland Community College, his B.A. in Literature from New York University and his J.D. from Fordham University School of Law. He also holds a Certificate in Business Excellence from Columbia University School of Business and a Corporate Director Certificate, Corporate Governance, from Harvard Business School. Mr. Joseph is NACD Directorship Certified®. Mr. Joseph’s qualifications to sit on the Board include his legal experience and education.

George Devlin. Mr. Devlin has, since 2007, managed his own consulting business, Venture Connections (G&L Devlin Limited), primarily focused on helping early-stage companies with fundraising, commercialization and strategic planning. From 2005 to 2007, Mr. Devlin worked in operations at Texas Pacific Group (TPG – Private Equity), where he supported deal partners on due diligence and transformation activities involved in deals. From 2002 to 2005, Mr. Devlin served as Chief Executive Officer of Vivecon, a Stanford University start-up in Supply Chain Risk Management solutions. From 2001 to 2002, he served as Chief Operations Officer of Converge, Inc. From 1998 to 2001, Mr. Devlin worked at Compaq Computer Corporation, eventually holding the post of Senior Vice President of Global Operations based in Houston, Texas. He is a native of Scotland and graduated with a Business Studies diploma and a postgraduate diploma in Human Resources from Glasgow Polytechnic, now called Caledonian University. Mr. Devlin’s qualifications to sit on the Board include his international experience and expertise, ranging from a successful career as an executive in a major global corporation (supply chain and operations) to becoming an entrepreneur and helping many early-stage start-up technology companies globally.

Wayne R. Walker. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2018 to the present, Mr. Walker has served as a director of Wrap Technologies, Inc. (NASDAQ: WRAP), an innovator of modern policing solutions, where he also serves as Chair of the Nominating and Governance Committee and of the Compensation Committee. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as Chairman of the Board of Directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as Chairman of the Board of Directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as Chairman of the Board of Trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. From 2020 to the present, Mr. Walker has served as a director of Petros Pharmaceuticals, Inc. (NASDAQ: PTPI), which focuses on men’s health, where he also serves as Chair of the Nominating and Governance Committee. Mr. Walker has also served on the board of directors for the following companies and foundations: Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a Doctor of Jurisprudence from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association. Mr. Walker’s qualifications to sit on the Board include his business experience and his extensive board experience.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of April 26, 2024:

Name	Age	Officer Since	Position with the Company
Joshua Silverman	54	August 2016	Executive Chairman, Principal Executive Officer, and Interim Principal Financial Officer and Principal Accounting Officer

Please see the biography of Mr. Silverman on page 3 of this Amendment.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2023, except for the following: Joshua Silverman, Wayne Walker, Zvi Joseph, George Devlin, Sebastian Giordano, and Gregory Schiffman each made a late Form 4 filing on February 3, 2023, each with respect to an award of restricted shares of the Company’s common stock and a broker-assisted sale of common stock.

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

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors, consultants and their respective family members from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer.

Director Nominations by Security Holders

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in our proxy statement for our 2023 Annual Meeting of Stockholders.

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

Our Audit Committee is composed of Greg Schiffman (chairman), Zvi Joseph and Sebastian Giordano. Our Board has determined that Messrs. Schiffman, Joseph and Giordano are independent in accordance with Nasdaq Rules and Rule 10A-3 under the Exchange Act. Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Greg Schiffman qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of the material components of the executive compensation arrangements of our named executive officers, comprised of (i) all individuals who served as our principal executive officer during the fiscal year ended December 31, 2023, (ii) our two most highly compensated executive officers, other than individuals who served as our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2023, with compensation during the fiscal year ended December 31, 2023 of $100,000 or more, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2023 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Our named executive officers for 2023 were as follows:

●	Joshua Silverman, Executive Chairman, Principal Executive Officer, and Interim Principal Financial Officer and Principal Accounting Officer; and

●	Thomas M. Wittenschlaeger, Former Chief Executive Officer; and

●	David E. Hollingsworth, Former Chief Financial Officer and Former Interim President of AYRO Operating Company, Inc., a subsidiary of the Company ( “AYRO Operating”).

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our senior management, subject to the review and approval of our Board.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2023, we designed our executive compensation program to achieve the following objectives:

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

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2023, and 2022 by the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Joshua Silverman (2)	2023	132,996	-	148,000	-	-	280,996
Executive Chairman, Principal Executive Officer, and Interim Principal Financial Officer and Principal Accounting Officer	2022	132,996	-	148,000	-	10,230	291,226

Thomas M. Wittenschlaeger (3)	2023	268,333	-	-	-	-	268,333
Former Chief Executive Officer	2022	263,700	132,500	-	-	-	396,200

David E. Hollingsworth (4)	2023	231,667	71,000	-	-	-	302,667
Former Chief Financial Officer and Former Interim President of AYRO Operating	2022	209,675	87,100	2,760	-	-	299,535

(1)	The dollar amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying the determination of fair value of the awards are set forth in Note 3 of the financial statements included in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

(2)	Appointed as an officer of the Company effective as of December 13, 2023. Prior to such date, Mr. Silverman served as Chairman of the Board.

On February 1, 2023, in connection with Mr. Silverman’s service as a non-employee director and Chairman of the Board, and pursuant to the Plan, the Company issued to Mr. Silverman 24,667 shares of restricted stock. Such shares vested in four equal installments on each quarterly anniversary of the date of the grant, subject to the provision that Mr. Silverman had continuously provided services to the Company through that date.

On March 1, 2024, in connection with Mr. Silverman’s appointment to the position of Interim Principal Financial Officer and Principal Accounting Officer and Mr. Silverman’s service as the Company’s Executive Chairman and Principal Executive Officer, the Board increased Mr. Silverman’s annual cash compensation to $280,000, effective as of December 1, 2023.

(3)	Resigned effective as of December 13, 2023.

(4)	Appointed as an officer of the Company effective as of January 14, 2022. Separated from his position with the Company effective as of March 1, 2024.

In connection with Mr. Hollingsworth’s appointment as Interim President of AYRO Operating, effective as of December 13, 2023, Mr. Hollingsworth’s base salary was increased to $270,000 per annum, and Mr. Hollingsworth was paid a one-time cash bonus of $25,000.

Narrative Disclosure to Summary Compensation Table

The material terms of the employment agreements with the named executive officers of the Company are summarized below.

Terms of Employment of Joshua Silverman

On December 14, 2023, the Board appointed Mr. Silverman to the position of Executive Chairman and Principal Executive Officer, effective as of December 13, 2023. Mr. Silverman was not provided any additional compensation at such time for his service as Executive Chairman and Principal Executive Officer. On March 1, 2024, in connection with the separation of Mr. Hollingsworth from his position with the Company, the Board appointed Mr. Silverman to the position of Interim Principal Financial Officer and Principal Accounting Officer. In consideration of such appointment and Mr. Silverman’s service as the Company’s Executive Chairman and Principal Executive Officer, the Board increased Mr. Silverman’s annual cash compensation to $280,000, effective as of December 1, 2023.

Executive Employment Agreement with Thomas M. Wittenschlaeger

On September 23, 2021, the Company entered into an executive employment agreement (the “Wittenschlaeger Employment Agreement”) with Mr. Wittenschlaeger setting forth the terms and conditions of Mr. Wittenschlaeger’s employment as the Company’s Chief Executive Officer, effective September 23, 2021. Pursuant to the Wittenschlaeger Employment Agreement, Mr. Wittenschlaeger served as the Chief Executive Officer of the Company for a two-year initial term commencing on September 23, 2021, which term may be renewed for up to three successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Wittenschlaeger Employment Agreement. Subject to the approval of the Company’s stockholders, Mr. Wittenschlaeger also served as a member of the Board.

The Wittenschlaeger Employment Agreement provided that Mr. Wittenschlaeger was entitled to receive an annual base salary of two hundred-eighty thousand dollars ($280,000), payable in equal installments semi-monthly pursuant to the Company’s normal payroll practices. For the 2021 fiscal year, Mr. Wittenschlaeger was eligible to receive a partial bonus as determined by the Board, based upon the achievement of short-term target objectives and performance criteria as agreed upon by Mr. Wittenschlaeger and the Board, with such partial bonus payable no later than March 15, 2022. Mr. Wittenschlaeger was also eligible to receive, for subsequent fiscal years during the term of his employment, periodic bonuses up to 50% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. For the fiscal year ended December 31, 2022, Mr. Wittenschlaeger was awarded a bonus of $132,500. Targets and performance criteria were to be established by the Board after consultation with Mr. Wittenschlaeger, but the evaluation of Mr. Wittenschlaeger’s performance was to be at the Board’s sole discretion. The Wittenschlaeger Employment Agreement also entitled Mr. Wittenschlaeger to receive customary benefits and reimbursement for ordinary business expenses and relocation expenses of $15,000.

In connection with Wittenschlaeger’s appointment and as an inducement to enter into the Wittenschlaeger Employment Agreement, the Company granted Mr. Wittenschlaeger 56,250 shares of the Company’s restricted common stock, pursuant to a restricted stock award agreement entered into by the Company with Mr. Wittenschlaeger on September 23, 2021, which shares would vest in tranches of 11,250 shares upon the achievement of certain stock price, market capitalization and business milestones.

The Company was entitled to terminate Mr. Wittenschlaeger’s employment due to death or disability, for cause (as defined in the Wittenschlaeger Employment Agreement) at any time after providing written notice to Mr. Wittenschlaeger, and without cause at any time upon thirty days’ written notice. Mr. Wittenschlaeger was entitled to terminate his employment without good reason (as defined in the Wittenschlaeger Employment Agreement) at any time upon thirty days’ written notice or with good reason, which requires delivery of a notice of termination within ninety days after Mr. Wittenschlaeger first learns of the existence of the circumstances giving rise to good reason, and failure of the Company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If Mr. Wittenschlaeger’s employment were terminated by the Company for cause or if Mr. Wittenschlaeger resigns, Mr. Wittenschlaeger would be entitled to receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed pursuant to the Wittenschlaeger Employment Agreement. If Mr. Wittenschlaeger’s employment were terminated due to his death or disability, Mr. Wittenschlaeger or his estate would receive the accrued obligation Mr. Wittenschlaeger would have received upon termination by the Company for cause or by Mr. Wittenschlaeger by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If Mr. Wittenschlaeger’s employment were terminated by the Company without cause (as defined in the Wittenschlaeger Employment Agreement) or upon non-renewal or by Mr. Wittenschlaeger for good reason, Mr. Wittenschlaeger would be entitled to receive the accrued obligation Mr. Wittenschlaeger would have received upon termination by the Company for cause or by Mr. Wittenschlaeger by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Wittenschlaeger Employment Agreement and the execution of a release of claims in favor of the Company, the Company would be required to pay the following severance payments and benefits: (i) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Wittenschlaeger, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Wittenschlaeger, or (z) if Mr. Wittenschlaeger’s termination of employment occurred during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Wittenschlaeger would be eligible for under the Wittenschlaeger Employment Agreement; provided that, other than the first year of the Wittenschlaeger Employment Agreement, no bonus amount would be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals had not been achieved by the Company for such year; and (iii) an amount intended to assist Mr. Wittenschlaeger with his post-termination health coverage, provided, however, that he would be under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

If Mr. Wittenschlaeger’s employment were terminated by the Company without cause or by Mr. Wittenschlaeger for good reason or upon non-renewal within 12 months following a change in control (as defined in the Wittenschlaeger Employment Agreement), Mr. Wittenschlaeger would be entitled to receive the severance payments and benefits he would receive in the event that the Company were to terminate Mr. Wittenschlaeger’s employment without cause or upon non-renewal or by Mr. Wittenschlaeger for good reason set forth above. In addition, certain performance milestones for his equity award would be waived, and certain unvested restricted shares would immediately vest and no longer be subject to any holding period.

The Wittenschlaeger Employment Agreement also contained customary provisions relating to, among other things, confidentiality, non-competition, non-solicitation, non-disparagement, and assignment of inventions requirements.

General Release and Severance Agreement

On December 11, 2023, Mr. Wittenschlaeger tendered his resignation from his roles as an officer, employee and director of the Company, effective as of December 13, 2023 (the “Wittenschlaeger Effective Date”). In connection with Mr. Wittenschlaeger’s resignation, the Company and Mr. Wittenschlaeger entered into a General Release and Severance Agreement, dated December 13, 2023 (the “Wittenschlaeger Separation Agreement”). Pursuant to the Wittenschlaeger Separation Agreement, Mr. Wittenschlaeger was entitled to (1) severance pay in the amount of 12 months of his base salary of $280,000, less all lawful and authorized withholdings and deductions, to be paid in 12 equal monthly installments, (2) a bonus payment in the amount of $114,800, less all lawful and authorized withholdings and deductions, and (3) reimbursement for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to 12 months following the Wittenschlaeger Effective Date, provided that Mr. Wittenschlaeger has not obtained subsequent employment with comparable or better medical, vision and dental coverage.

In exchange for the consideration provided to Mr. Wittenschlaeger in the Wittenschlaeger Separation Agreement, Mr. Wittenschlaeger and the Company agreed to mutually waive and release any claims in connection with Mr. Wittenschlaeger’s employment, separation and resignation from the Company. In connection with the execution of the Wittenschlaeger Separation Agreement, the Wittenschlaeger Employment Agreement was terminated; provided, however, that certain surviving customary confidentiality provisions and restrictive covenants remain in full force and effect. The Wittenschlaeger Separation Agreement also provided for certain customary covenants regarding confidentiality and non-disparagement.

Executive Employment Agreement with David E. Hollingsworth

In connection with Mr. Hollingsworth’s appointment as the Company’s Chief Financial Officer, on August 23, 2022, the Company entered into an executive employment agreement (the “Hollingsworth Employment Agreement”) with Mr. Hollingsworth setting forth the terms and conditions of Mr. Hollingsworth’s employment, effective August 23, 2022. The Hollingsworth Employment Agreement provided that Mr. Hollingsworth would serve as the Chief Financial Officer of the Company for a two-year initial term commencing on August 23, 2022, which term may be renewed for up to two successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Hollingsworth Employment Agreement.

The Hollingsworth Employment Agreement provided that Mr. Hollingsworth was entitled to receive an annual base salary of two hundred-thirty thousand dollars ($230,000), payable in equal installments semi-monthly pursuant to the Company’s normal payroll practices. For each fiscal year during the term of his employment, Mr. Hollingsworth was eligible to receive periodic bonuses of up to 40% of his annual base salary upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. Targets and performance criteria were to be established by the Board after consultation with Mr. Hollingsworth and the Company’s Chief Executive Officer, but the evaluation of Mr. Hollingsworth’s performance would be at the Board’s sole discretion. For the fiscal year ended December 31, 2022, Mr. Hollingsworth was awarded a bonus of $87,100. The Hollingsworth Employment Agreement also entitled Mr. Hollingsworth to receive customary benefits and reimbursement for ordinary business expenses.

In connection with Mr. Hollingsworth’s appointment and as an inducement to enter into the Hollingsworth Employment Agreement, the Company granted Mr. Hollingsworth 12,500 shares of the Company’s restricted common stock at a value of $0.24 per share, which shares would vest in tranches of 3,125 shares upon the achievement of certain stock price, market capitalization and business milestones.

The Company was entitled to terminate Mr. Hollingsworth’s employment due to death or disability, for cause (as defined in the Hollingsworth Employment Agreement) at any time after providing written notice to Mr. Hollingsworth, and without cause at any time upon thirty days’ written notice. Mr. Hollingsworth was entitled to terminate his employment without good reason (as defined in the Hollingsworth Employment Agreement) at any time upon thirty days’ written notice or with good reason, which required delivery of a notice of termination within ninety days after Mr. Hollingsworth first learned of the existence of the circumstances giving rise to good reason, and failure of the Company to cure the circumstances giving rise to the good reason within thirty days following delivery of such notice.

If Mr. Hollingsworth’s employment were terminated by the Company for cause, as a result of Mr. Hollingsworth’s resignation or as a result of the expiration of the term of the Hollingsworth Employment Agreement, Mr. Hollingsworth would be entitled to receive, within thirty days of such termination, any accrued but unpaid base salary and expenses required to be reimbursed pursuant to the Hollingsworth Employment Agreement. If Mr. Hollingsworth’s employment were terminated due to his death or disability, Mr. Hollingsworth or his estate would be entitled to receive the accrued obligations Mr. Hollingsworth would have received upon termination by the Company for cause or by Mr. Hollingsworth by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination.

If Mr. Hollingsworth’s employment were terminated by the Company without cause (as defined in the Hollingsworth Employment Agreement) or by Mr. Hollingsworth for good reason, Mr. Hollingsworth would be entitled to receive the accrued obligations he would have received upon termination by the Company for cause or by Mr. Hollingsworth by resignation, and any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. In addition, subject to compliance with the restrictive covenants set forth in the Hollingsworth Employment Agreement and the execution of a release of claims in favor of the Company, the Company would be required to pay the following severance payments and benefits: (i) an amount equal to twelve months’ base salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Hollingsworth, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Hollingsworth, or (z) if Mr. Hollingsworth’s termination of employment occurred during the first calendar year of the initial employment term before any annual bonus for a full twelve-month period of service has been paid, then the target bonus Mr. Hollingsworth would be eligible for under the Hollingsworth Employment Agreement; provided that no bonus amount would be payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals were not achieved by the Company for such year; and (iii) an amount intended to assist Mr. Hollingsworth with his post-termination health coverage, provided, however, that he was under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

The Hollingsworth Employment Agreement also contained customary provisions relating to, among other things, confidentiality, non-competition, non-solicitation, non-disparagement, and assignment of inventions requirements.

Appointment as Interim President of AYRO Operating

On December 14, 2023, the Board of appointed Mr. Hollingsworth as Interim President of AYRO Operating, effective as December 13, 2023. In connection with Mr. Hollingsworth’s appointment, his base salary was increased to $270,000 per annum, and Mr. Hollingsworth was paid a one-time cash bonus of $25,000.

General Release and Severance Agreement

On March 1, 2024, of the Company and Mr. Hollingsworth mutually agreed on the separation of Mr. Hollingsworth from his position with the Company, effective as of March 1, 2024, pursuant to a General Release and Severance Agreement (the “Hollingsworth Separation Agreement”). Pursuant to the Hollingsworth Separation Agreement, Mr. Hollingsworth was entitled to severance pay in the amount of $225,000, less all lawful and authorized withholdings and deductions, to be paid in 12 equal monthly installments.

In exchange for the consideration provided to Mr. Hollingsworth in the Hollingsworth Separation Agreement, Mr. Hollingsworth agreed to waive and release any claims in connection with Mr. Hollingsworth’s employment, separation and resignation from the Company. In connection with the execution of the Hollingsworth Separation Agreement, the Hollingsworth Employment Agreement was terminated; provided, however, that certain surviving customary confidentiality provisions and restrictive covenants remain in full force and effect. The Hollingsworth Separation Agreement also provided for certain customary covenants regarding confidentiality and non-disparagement.

Equity Compensation

AYRO, Inc. 2020 Long-Term Incentive Plan

On April 21, 2020, our Board adopted the AYRO, Inc. 2020 Long-Term Incentive Plan (the “Plan,” or the “2020 LTIP”), subject to stockholder approval, which was obtained on May 28, 2020. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the Plan. The Plan was amended by stockholder vote on November 9, 2020, to increase the total number of shares of our common stock authorized for issuance under the Plan to 4,089,650 shares. The Plan was further amended by stockholder vote on September 14, 2023, to increase the total number of shares of our common stock authorized for issuance under the Plan by 5,750,000 shares to a total of 9,839,650 shares of common stock.

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

Share Authorization. Subject to certain adjustments, the maximum number of shares of our common stock that may be issued pursuant to awards under the Plan is 9,839,650 shares, 100% of which may be delivered as incentive stock options.

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

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of our subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance, are eligible to participate in the Plan. As of the date hereof, we had 14 employees, one contractor and five non-employee directors who would be eligible for awards under the Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to all unexercised stock options and unvested shares of common stock outstanding owned by the named executive officers as of December 31, 2023.

Named Executive Officer or Director	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not yet vested (#)		Market value of shares or units of stock that have not vested($)(3)
Joshua Silverman Executive Chairman, Principal Executive Officer, and Interim Principal Financial Officer and Principal Accounting Officer	-	-	-	-	6,167		$10,854
Thomas M. Wittenschlaeger Former Chief Executive Officer	-	-	-	-	56,250	(1)	$99,000
David E. Hollingsworth Former Chief Financial Officer and Former Interim President of AYRO Operating	-	-	-	-	12,500	(2)	$22,000

(1)	These shares vest in five tranches upon the achievement of certain stock price, market capitalization and business milestones.

(2)	These shares vest in four tranches upon the achievement of certain stock price, market capitalization and business milestones.

(3)	Calculated based on the closing price of our common stock on December 29, 2023, which was $1.76.

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

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the year ended December 31, 2023, for services to the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Greg Schiffman	57,504	84,500	-	142,004
Sebastian Giordano	45,000	84,500	-	129,500
Zvi Joseph	56,496	84,500	-	140,996
George Devlin	45,000	84,500	-	129,500
Wayne R. Walker	45,000	84,500	-	129,500

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 10 to the audited consolidated financial statements for the year ended December 31, 2023.

On January 24, 2023, the Board approved annual director compensation for the director compensation cycle beginning on February 1, 2023. The Board approved the following annual cash retainer fees for the members of the Board: (A) to each non-employee director, an annual cash retainer fee of $47,250; (B) to the Chairman of the Board, an additional annual cash retainer fee of $84,000; and (C) to the chair of each Board committee, additional cash compensation as follows: (x) $12,500 to the Audit Committee Chair, (y) $11,500 to the Compensation and Human Resources Committee Chair, and (z) $8,000 to the Nominating and Corporate Governance Committee Chair. Notwithstanding such approval by the Board, the amounts paid to each non-employee director during the year ended December 31, 2023 are set forth in the table above. Additionally, on February 1, 2023, pursuant to the Plan, the Company issued an aggregate of 95,087 shares of restricted stock to its non-employee directors at a value of $6.00 per share, as shown in the following table:

Director	Awarded Shares	Vesting Schedule
George Devlin	14,08	See (1) below
Sebastian Giordano	14,08	See (1) below
Zvi Joseph	14,08	See (1) below
Greg Schiffman	14,08	See (1) below
Wayne Walker	14,08	See (1) below

(1)	Vests in four equal installments on each quarterly anniversary of the date of the grant, provided that the director has continuously provided services to the Company through that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Equity Compensation Plan Information
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders: 2020 LTIP (Options and Restricted Stock)(2)	406,860	$87.67	823,097
Equity compensation plans not approved by security holders: 2017 LTIP (Options) (3)	12,101	$95.51	-
Equity compensation plans approved by security holders: 2014 DropCar (Options) (4)	7,680	$375.60	-
Other equity compensation plans not approved by security holders	-	-	-
Total	426,641		823,097

(1)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock awards since recipients of such awards are not required to pay an exercise price to receive shares subject to these awards.

(2)	Represents 27,718 shares of common stock issuable upon exercise of options and 379,142 outstanding shares of restricted stock under 2020 LTIP.

(3)	Represents shares of common stock issuable upon exercise of options under the AYRO, Inc. 2017 Long Term Incentive Plan adopted by AYRO Operating prior to the Merger (“2017 LTIP,” or “AYRO Operating Equity Plan”).

(4)	Represents shares of common stock issuable upon exercise of options under the DropCar Amended and Restated 2014 Equity Incentive Plan (“2014 DropCar”.)

AYRO Operating Equity Plan

Pursuant to the Agreement and Plan of Merger, dated December 19, 2019 (the “Merger Agreement”), by and among the Company, previously known as DropCar, Inc. (“DropCar”), ABC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and AYRO Operating Company, a Delaware corporation previously known as AYRO, Inc. (“AYRO Operating”), Merger Sub was merged with and into AYRO Operating, with each issued and outstanding share of AYRO Operating’s common stock, including shares underlying AYRO Operating’s outstanding equity awards and warrants, being converted into the right to receive 1.3634 shares (the “Exchange Ratio”) of the Company’s Common Stock, and with AYRO Operating continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, effective as of the effective time of the Merger, we assumed the AYRO Operating Equity Plan, assuming all of AYRO Operating’s rights and obligations with respect to the options issued thereunder. Immediately thereafter, we terminated the AYRO Operating Equity Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2024 by:

●	each person known by us to beneficially own more than 5.0% of our common stock, Series H-6 Preferred Stock or Series H-7 Preferred Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2024, subject to any applicable beneficial ownership blockers. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o AYRO, Inc., 900 E. Old Settlers Boulevard, Suite 100, Round Rock, Texas 78664.

Name	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Class	Number of Shares of Series H-6 Preferred Stock Beneficially Owned (2)	Percentage of Class	Number of Shares of Series H-7 Preferred Stock Beneficially Owned (3)	Percentage of Class	Total Voting Power
5% Beneficial Owner
Alpha Capital Anstalt (4)	542,083	9.99%	-	*	3,000	13.64%	12.06%
The Hewlett Fund LP (5)	554,443	9.99%	-	*	2,000	9.09%	10.23%
Mainfield Enterprises, Inc. (6)	262,370	4.99%	-	*	2,500	11.36%	7.90%
Richard Abbe/ Iroquois Capital Management L.L.C. (7)	553,333	9.99%	50	100%	14,000	63.64%	33.85%

Named Executive Officers and Directors
George Devlin (8)	27,016	*	-	*	-	*	*
Sebastian Giordano (9)	28,280	*	-	*	-	*	*
Wayne R. Walker (10)	21,925	*	-	*	-	*	*
Zvi Joseph (11)	25,120	*	-	*	-	*	*
Joshua Silverman (12)	49,437	*	-	*	-	*	*
Greg Schiffman (13)	27,532	*	-	*	-	*	*
David E. Hollingsworth	-	*	-	*	-	*	*
Thomas M. Wittenschlaeger (16)	6,250	*	-	*	-	*	*
All current executive officers and Directors as a group (6 persons)	179,310	3.58%	-	*	-	*	2.03%

* represents ownership of less than 1%.

(1)	Percentage of Common Stock ownership is based on 4,995,537 shares of Common Stock issued and outstanding as of April 26, 2024.

(2)	Percentage of Series H-6 Preferred Stock ownership is based on 50 shares of Series H-6 Preferred Stock issued and outstanding as of April 26, 2024.

(3)	Percentage of Series H-7 Preferred Stock ownership is based on 22,000 shares of Series H-7 Preferred Stock issued and outstanding as of April 26, 2024.

(4)	Based on a Schedule 13G/A filed on August 15, 2023 by Alpha Capital Anstalt and on certain information made available to the Company. The address of Alpha Capital Anstalt is Altenbach 8, FL-9490 Vaduz, Furstentums, Liechtenstein. Includes (i) 111,361 shares of Common Stock, (ii) 3,000 shares of Series H-7 Preferred Stock, convertible into up to 1,500,000 shares of Common Stock within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker), and (iii) warrants to purchase up to 1,500,000 shares of Common Stock exercisable within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker).

(5)	Based on certain information made available to the Company. The address of The Hewlett Fund LP is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570. The Hewlett Fund LP is the beneficial owner of 2,000 shares of Series H-7 Preferred Stock, convertible into up to 1,000,000 shares of Common Stock within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker), and warrants to purchase up to 1,000,000 shares of Common Stock exercisable within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker).

(6)	Based on certain information made available to the Company. The address of Mainfield Enterprises Inc. is Ariel House, 74 Charlotte Street, London W1T4QJ, United Kingdom. Mainfield Enterprises Inc. is the beneficial owner of 2,500 shares of Series H-7 Preferred Stock, convertible into up to 1,250,000 shares of Common Stock within 60 days of April 26, 2024 (subject to a 4.99% beneficial ownership blocker), and warrants to purchase up to 1,250,000 shares of Common Stock exercisable within 60 days of April 26, 2024 (subject to a 4.99% beneficial ownership blocker).

(7)	Based on a Schedule 13G jointly filed on February 14, 2024 by Richard Abbe (“Mr. Abbe”), Kimberly Page (“Ms. Page”) and Iroquois Capital Management L.L.C. and on certain information made available to the Company. Shares beneficially owned by Iroquois Capital Investment Group LLC (“ICIG”) include (i) 6,500 shares of Common Stock, (ii) warrants exercisable within 60 days of April 26, 2024 to purchase up to 1,403,045 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), (iii) 17 shares of Series H-6 Preferred Stock, convertible into up to 62 shares of Common Stock within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker), and (iv) 9,000 shares of Series H-7 Preferred Stock, convertible within 60 days of April 26, 2024 into up to 4,500,062 shares of Common Stock (subject to a 9.99% beneficial ownership blocker). Shares beneficially owned by Iroquois Master Fund Ltd. (“IMF”) include (i) 3,500 shares of Common Stock, (ii) warrants exercisable within 60 days of April 26, 2024 to purchase up to 2,665,016 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), (iii) 33 shares of Series H-6 Preferred Stock, convertible into up to 119 shares of Common Stock within 60 days of April 26, 2024 (subject to a 9.99% beneficial ownership blocker), and (iv) 5,000 shares of Series H-7 Preferred Stock, convertible within 60 days of April 26, 2024 into up to 2,500,119 shares of Common Stock (subject to a 9.99% beneficial ownership blocker). Mr. Abbe exercises sole voting and dispositive power over the shares held by ICIG and shares voting and dispositive power over the shares held by IMF with Ms. Page. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of Common Stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by ICIG and IMF and Ms. Page may be deemed to be the beneficial owner of all shares of Common Stock held by and underlying the warrants and shares of preferred stock (each subject to certain beneficial ownership blockers) held by IMF.

(8)	Mr. Devlin’s total includes 12,933 shares of Common Stock and 14,083 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(9)	Mr. Giordano’s total includes 14,197 shares of Common Stock and 14,083 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(10)	Mr. Walker’s total includes 7,842 shares of Common Stock and 14,083 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(11)	Mr. Joseph’s total includes 11,037 shares of Common Stock and 14,083 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(12)	Mr. Silverman’s total includes 24,770 shares of Common Stock and 24,667 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(13)	Mr. Schiffman’s total includes 13,449 shares of Common Stock and 14,083 shares of Common Stock issuable upon the settlement of vested restricted stock units.

(14)	Mr. Wittenschlaeger’s total includes 6,250 shares of Common Stock.

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

Other than as set forth below, we are not aware of any related party transactions that would require disclosure herein.

August 2023 Private Placement

On August 7, 2023, the Company entered into a securities purchase agreement with certain existing investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors (i) an aggregate of 22,000 shares of Series H-7 Preferred Stock, initially convertible into up to an aggregate of 2,750,000 shares of Common Stock at an initial conversion price of $8.00 per share, subject to adjustment, and (ii) warrants initially exercisable for up to an aggregate of 2,750,000 shares of Common Stock at an initial exercise price of $8.00 per share, subject to adjustment (collectively, the “Private Placement”). Following the September 2023 Reverse Split, the conversion price for the Series H-7 Preferred Stock was reduced to $2.00 per share pursuant to the terms of the Series H-7 Preferred Stock Certificate of Designations and the exercise price for the warrants was reduced to $2.00 per share pursuant to the terms of the warrants. The Private Placement closed on August 10, 2023. The aggregate gross proceeds from the Private Placement were approximately $22 million. In connection with the Private Placement, the Company received investments of (i) $14.0 million from affiliates of Mr. Abbe and Iroquois Capital Management L.L.C., (ii) $3.0 million from Alpha Capital Anstalt and (iii) $2.0 million from The Hewlett Fund LP, each of whom is the beneficial owner of 5.0% or more of our Common Stock.

Director Independence

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that our current directors Messrs. Giordano, Schiffman, Joseph, Devlin and Walker have no material relationship with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Marcum LLP (PCAOB Firm ID No.: 688) located in East Hanover, New Jersey.

From 2019 until September 21, 2022, our independent accountant was Friedman LLP, which merged with Marcum LLP effective September 1, 2022. The following table presents fees for professional audit services rendered (i) by Friedman LLP for the review of our quarterly financial statements for the first and second quarters of 2022, and (ii) by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2023 and December 31, 2022 and the review of our quarterly financial statements for the first, second and third quarters of 2023 and the third quarter of 2022, and fees billed for other services rendered by Friedman LLP and Marcum LLP during those periods. The percentage of services set forth above in the category audit related fees that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit) was 100%.

	2023	2022
Audit Fees:(1)	$497,766	$283,723
Audit-Related Fees:(2)	-	-
Tax Fees:(3)	-	-
All Other Fees:(4)	-	-
Total	$497,766	$283,723

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings. In 2023, $497,766 was billed by Marcum LLP for audit fees. In 2022, $283,723 was billed for audit fees, of which $214,852 was billed by Friedman LLP and $68,871 was billed by Marcum LLP.

(2)	Audit-Related Fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.

(3)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning.

(4)	All Other Fees would include fees that do not constitute Audit Fees, Audit-Related Fees, or Tax Fees.

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

All of the services rendered by Marcum LLP in 2023 and 2022, and by Friedman LLP in 2022, were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

Exhibit No.	Description
19.1*∞	AYRO, Inc. Insider Trading Policy

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

∞	Certain of the schedules (and similar attachments) to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: April 26, 2024	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

