Form 10-Q
period 2024-03-31
AYRO, Inc.
filed 2024-05-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, the registrant had 5,300,220 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended March 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,460,290	$33,440,867
Restricted cash	10,000,000	10,000,000
Marketable securities	23,640,637	-
Accounts receivable, net of allowance for credit losses of $121,993 and $53,696 at March 31, 2024, and December 31, 2023, respectively	137,824	219,000
Inventory	3,676,501	3,431,982
Prepaid expenses and other current assets	1,410,190	1,887,782
Total current assets	44,325,442	48,979,631

Property and equipment, net	2,834,018	3,117,164
Operating lease – right-of-use asset	623,813	671,451
Deposits and other assets	89,265	95,532
Total assets	$47,872,538	$52,863,778

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,376,161	$2,456,258
Accrued expenses and other current liabilities	1,452,388	1,656,541
Current portion lease obligation – operating lease	201,324	196,682
Total current liabilities	4,029,873	4,309,481

Derivative liability	9,391,000	9,400,000
Warrant liability	12,247,000	13,319,800
Lease obligation - operating lease, net of current portion	451,039	502,831
Total liabilities	26,118,912	27,532,112

MEZZANINE EQUITY
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding - 22,000 and 22,000 shares, at March 31, 2024, and December 31, 2023, respectively). Liquidation preference of $25,277,468 as of March 31, 2024	14,741,498	11,193,939

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	-	-
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2024, and December 31, 2023, respectively) Liquidation preference of $2 as of March 31, 2024	-	-
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of March 31, 2024, and December 31, 2023, respectively) Liquidation preference of $215 as of March 31, 2024	-	-
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of March 31, 2024, and December 31, 2023, respectively) Liquidation preference of $1,043 as of March 31, 2024	-	-
Common Stock, ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 4,937,678 and 4,913,907 shares as of March 31, 2024, and December 31, 2023, respectively)	494	492
Additional paid-in capital	125,980,425	129,467,274
Accumulated deficit	(118,968,791)	(115,330,039)
Total stockholders’ equity	7,012,128	14,137,727
Total liabilities, mezzanine equity and stockholders’ equity	$47,872,538	$52,863,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$58,351	$113,084
Cost of goods sold	1,183,207	219,792
Gross loss	(1,124,856)	(106,708)

Operating expenses:
Research and development	760,417	2,129,990
Sales and marketing	268,355	718,092
General and administrative	3,062,326	2,843,317
Total operating expenses	4,091,098	5,691,399

Loss from operations	(5,215,954)	(5,798,107)

Other income (expense):
Other income, net	—	61,698
Interest income	153,298	144,360
Change in fair value - warrant liability	1,072,800	—
Change in fair value - derivative liability	9,000	—
Unrealized gain (loss) on marketable securities	(35,019)	51,280
Realized gain on marketable securities	377,123	65,000
Other income (expense), net	1,577,202	322,338

Net loss	$(3,638,752)	$(5,475,769)

Preferred stock dividends	(452,086)	—
Accretion of discounts to redemption value of Series H-7 Convertible Preferred Stock	(3,095,473)	—

Net loss attributable to common stockholders	(7,186,311)	(5,475,769)

Net loss per share, basic and diluted	$(1.46)	$(1.17)

Basic and diluted weighted average Common Stock outstanding	4,929,490	4,664,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended march 31, 2024
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested Restricted Stock	—	—	—	—	—	—	—	—	23,771	2	48,312	—	48,314
Dividends (Accrued Series H-7 Preferred)	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of H-7 convertible preferred stock	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	8	$-	1,234	$-	50	$-	4,937,678	$494	$125,980,425	$(118,968,791)	$7,012,128

	Three Months Ended march 31, 2023
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	—	$—	8	$—	1,234	$—	50	$-	4,655,205	$466	$133,227,507	$(81,169,584)	$52,058,389
Stock based compensation	—	—	—	—	—	—	—	—	—	—	20,116	—	20,116
Vested Restricted Stock	—	—	—	—	—	—	—	—	13,858	1	246,624	—	246,625
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(5,475,769)	(5,475,769)
Balance, March 31, 2023	-	$-	8	$-	1,234	$-	50	$-	4,669,063	$467	$133,494,247	$(86,645,353)	$46,849,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,638,752)		$(5,475,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,232		194,302
Stock-based compensation	60,712		266,741
Change in fair value - derivative liability	(9,000)		—
Change in fair value - warrant liability	(1,072,800)		—
Amortization of right-of-use asset	47,638		40,242
Bad debt expense	68,297		292,010
Unrealized (gain) loss on marketable securities	35,019		(51,280)
Realized gain on marketable securities	(377,123)		(65,000)
Impairment of inventory	766,248		—
Change in operating assets and liabilities:
Accounts receivable	12,879		110,320
Inventory	(1,010,767)		(551,281)
Prepaid expenses and other assets	477,592		(672,823)
Deposits and other assets	6,267		—
Accounts payable	(137,183)		(375,832)
Accrued expenses and other current liabilities	(204,153)		(195,761)
Lease obligations - operating leases	(47,150)		(52,023)
Net cash used in operating activities	(4,682,044)		(6,536,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—		(771,226)
Change in marketable securities	(23,298,533)		209,856
Purchase of intangible assets	—		(8,203)
Net cash used in investing activities	(23,298,533)		(569,573)

Net change in cash, cash equivalents and restricted cash	(27,980,577)		(7,105,727)

Cash, cash equivalents and restricted cash, beginning of the period	43,440,867		39,096,562

Cash, cash equivalents and restricted cash, end of the period	$15,460,290		$31,990,835

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$57,086		$137,481
Accrual of Series H-7 Convertible Preferred Stock Dividends	$452,086		$—
Accretion of discounts to redemption value of H-7 convertible preferred stock	$3,095,473		$—

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$5,460,290		$31,990,835
Restricted cash	$10,000,000	$	~~—~~
Total cash, cash equivalents and restricted cash	$15,460,290		$31,990,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), a Delaware corporation formerly known as DropCar, Inc. (“DropCar”), a corporation headquartered outside Austin, Texas, is the merger successor discussed below of AYRO Operating Company, Inc. (“AYRO Operating”), which was formed under the laws of the State of Texas on May 17, 2016 as Austin PRT Vehicle, Inc. and subsequently changed its name to Austin EV, Inc. under an Amended and Restated Certificate of Formation filed with the State of Texas on March 9, 2017. On July 24, 2019, the Company changed its name to AYRO, Inc. and converted its corporate domicile to Delaware. The Company was founded on the basis of promoting resource sustainability. The Company, and its wholly-owned subsidiaries, are principally engaged in manufacturing and sales of environmentally conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly to customers and to dealers in the United States.

Reverse Stock Split

On September 15, 2023, the Company effected a one-for-eight reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Share and per share information for the three months ended March 31, 2023, has been retroactively adjusted to reflect the Reverse Stock Split.

Strategic Review

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

The Company began design and development of the Vanish in December 2021, including updates to their supply chain, the offshoring/onshoring mix, their manufacturing strategy, and their annual model year refresh program. The Company commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

On January 31, 2024, the Company implemented an internal restructuring in order to achieve greater efficiency in pursuit of their strategic goals. As part of the restructuring, amongst other things, the Company eliminated a substantial number of positions as the Company re-evaluate their sales, marketing and manufacturing functions.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net loss of $3,638,752 for the three months ended March 31, 2024, and negative cash flows from operations of $4,682,044 for the three months ended March 31, 2024. On March 31, 2024, the Company had cash and cash equivalent balances totaling $5,460,290, restricted cash of $10,000,000 and marketable securities of $23,640,637. In addition, overall working capital decreased by $4,374,581 during the three months ended March 31, 2024. Management believes that the existing cash as of March 31, 2024, will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Series H-7 Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Series H-7 Investors”) in a private placement (the “Series H-7 Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Shares”), and (ii) warrants (the “Series H-7 Investor Warrants”) initially exercisable for up to an aggregate of 2,750,000 shares of common stock. The Company raised gross proceeds of $22,000,000 from the sale, which closed on August 10, 2023 (see Note 9).

The certificate of designations for the Series H-7 Preferred Shares (the “Series H-7 Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Series H-7 Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of March 31, 2024, the Company was in compliance with the restrictive provisions discussed above.

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

Any disruption in the supply of lithium-ion battery cells, semiconductors, or integrated circuits could temporarily disrupt production of the Company’s vehicles until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause the Company to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for raw materials would increase operating costs and could reduce margins if the increased costs cannot be recouped through increased electric vehicle prices. There can be no assurance that the Company will be able to recoup the increasing costs of raw materials by increasing vehicle prices.

The Company has made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions. The Company indemnify their directors and officers to the maximum extent permitted under the laws of the State of Delaware. In connection with the Company’s facility leases, the Company has indemnified their lessors for certain claims arising from the use of the facilities. The duration of the indemnities vary and, in many cases, are indefinite. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024, and amended on April 26, 2024.

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

The Company’s most significant estimates include marketable securities, revenue recognition, fair value measurements of warrant and derivative liabilities, accretion of preferred stock and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Restricted Cash

As of March 31, 2024, and December 31, 2023, $10,000,000 of cash was restricted in accordance with the Series H-7 Certificate of Designations, see Note 2.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320 Investments—Debt and Equity Securities. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $23,640,637 and $0 in marketable securities as of March 31, 2024, and December 31, 2023, respectively.

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

Fair Value Measurements

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company’s own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends and exercise are assessed with determinations made regarding the proper classification in the Company’s unaudited condensed consolidated financial statements.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping income of $1,066 and expenses of $20,566 for the three months ended March 31, 2024, and 2023, respectively, included in General and Administrative Expenses.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	33,696	97,240
Restricted stock unvested	—	163,834
Warrants outstanding	11,592,784	753,459
Preferred stock outstanding	12,639,489	309
Totals	24,265,969	1,014,842

Recent Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued Update 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard, including timing of adoption.

In December 2023, the FASB issued Update 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard, including timing of adoption.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to remove references to various FASB Concepts Statements based on suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this new accounting standard would have on the Company’s condensed consolidated financial statements.

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended March 31,
	2024	2023
Revenue type
Product revenue	$37,775	$120,282
Service Revenue	18,249	-
Shipping revenue	1,066	(16,588)
Miscellaneous income	1,261	9,390
	$58,351	$113,084

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. Such percentage is recorded as a component of cost of revenues in the statement of operations. As of March 31, 2024, and December 31, 2023, warranty reserves were recorded within accrued expenses of $403,778 and $401,440, respectively.

NOTE 5. INVENTORY

Inventory, net consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$3,424,918	$3,252,280
Work-in-progress	251,583	179,702
Finished goods	-	-
Total inventory, net	$3,676,501	$3,431,982

During the three months ended March 31, 2024, a $766,248 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2024	2023
Prepayments for inventory	$1,143,061	$1,524,831
Prepayments for insurance	130,024	227,945
Prepayments for software	24,150	37,203
Prepaid other	112,955	97,803
Total prepaid expenses and other current assets	$1,410,190	$1,887,782

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Computer and equipment	$3,669,864	$3,619,041
Lease improvements	1,094,025	1,094,025
Computer software	495,295	495,295
Furniture and fixtures	395,704	395,703
	5,654,888	5,604,064
Less: Accumulated depreciation	(2,820,870)	(2,486,900)
Total property and equipment, net	$2,834,018	$3,117,164

Depreciation expense for the three months ended March 31, 2024, and 2023 was $333,970 and $190,806, respectively.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2024	2023
Accrued professional and consulting fees	$218,699	$497,719
Accrued payroll	545,464	575,111
Accrued warranty reserve	403,778	401,440
Accrued professional fees	126,000	-
Accrued expenses other	98,744	77,802
Other current liabilities	59,703	104,469
Total accrued expenses and other current liabilities	$1,452,388	$1,656,541

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

For the three months ended March 31, 2024, and 2023 the Company issued 23,771 shares and 13,858 shares of common stock respectively, upon the vesting of restricted stock.

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into the Series H-7 Purchase Agreement with the Series H-7 Investors, pursuant to which it agreed to sell to the Series H 7 Investors (i) an aggregate of 22,000 Series H-7 Preferred Shares with a stated value of $1,000 per share, initially convertible into up to 2,750,000 shares of the Company’s common stock at a conversion price of $8.00 per share, and (ii) Warrants initially exercisable for up to an aggregate of 2,750,000 shares of common stock in the Series H-7 Private Placement.

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock, which became effective upon filing, which amended the monthly installment dates, commencing on and between May 7, 2024, and August 7, 2025. Following the Reverse Stock Split, the Conversion Price for the Series H-7 Preferred Shares was reduced to $2.00 per share pursuant to the terms of the Certificate of Designations. The Company is required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments, commencing on a date between May 7, 2024, and August 7, 2025, as elected by each Series H-7 investor upon written notice delivered to us. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Series H-7 Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $0.744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Shares have the option to defer amortization payments or, subject to certain limitations as specified in the Series H-7 Certificate of Designations, can elect to accelerate installment conversion amounts.

The holders of the Series H-7 Preferred Shares are entitled to dividends of 8.0% per annum, compounded monthly, which are payable in cash or shares of common stock at the Company’s option, in accordance with the terms of the Series H-7 Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series H-7 Certificate of Designations), the Series H-7 Preferred Shares will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series H-7 Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series H-7 Preferred Shares are entitled to vote with the holders of the common stock on all matters that such common stockholders are entitled to vote upon.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of common stock is subject to certain limitations set forth in the Series H-7 Certificate of Designations. Further, the Series H-7 Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or as part of any amortization payment or dividend make-whole payment under, the Series H-7 Certificate of Designations or Series H-7 Warrants.

The Series H-7 Certificate of Designations includes certain triggering events including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days, the Company’s failure to pay any amounts due to the holders of the Series H-7 Preferred Shares when due. In connection with a triggering event, each holder of Series H-7 Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series H-7 Preferred Shares at a premium set forth in the Series H-7 Certificate of Designations.

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations), and 4) variable share-settled installment conversion see Note 13. These features were bundled together, assigned probabilities of being effected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	11,605,758	3.42	4.42
Granted	—	—	—
Expired	(12,974)	58.68	—
Outstanding at March 31, 2024	11,592,784	3.33	4.18

NOTE 10. STOCK-BASED COMPENSATION

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$6,205	$6,764
Sales and marketing	453	5,924
General and administrative	54,054	254,053
Total	$60,712	$266,741

Options

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2023	38,696	$90.99	6.53
Forfeitures	(5,000)	18.61	—
Outstanding at March 31, 2024	33,696	$90.91	6.15

Of the outstanding options, stock options to purchase up to 32,010 were vested and exercisable as of March 31, 2024. At March 31, 2024, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $12,398 and $20,116 of stock option expense for the three months ended March 31, 2024, and 2023, respectively. Total compensation cost related to non-vested stock option awards not yet recognized as of March 31, 2024, was $33,452 and will be recognized on a straight-line basis through the end of the vesting periods through April 2025. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

Restricted Stock

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2023	36,235	$4.01
Vested	(23,771)	6.00
Forfeited	(12,464)	—
Outstanding at March 31, 2024	—	$—

The Company recognized compensation expense related to all restricted stock during the three months ended March 31, 2024, and 2023 of $48,314 and $246,625, respectively.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

There were no significant revenue concentrations for the three months ended March 31, 2024. One customer accounted for approximately 95% of the Company’s revenues for the three months ended March 31, 2023.

Accounts Receivable

There were no significant accounts receivable concentrations for the three months ended March 31, 2024. During the year ended December 31, 2023, the Company’s accounts receivable for the four customers were approximately 32%, 27%, 12%, and 11%, respectively.

Purchasing

The Company places orders with various suppliers. During the three months ended March 31, 2024, three suppliers accounted for more than 10% of the Company’s raw materials, the three suppliers accounted for 21%, 19% and 15%, respectively. During the three months ended March 31, 2023, two suppliers accounted for more than 10% of the Company’s raw materials, one supplier accounted for 41% the other 34%.

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

Supply Chain Agreements

On November 2, 2023, the Company entered into a supply agreement with Sirris Inc. (“Sirris”), a provider in motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of the Company’s electric vehicle fleet. Sirris is committed to meeting the Company’s upside demand for these products in the event production increases.

On December 21, 2023, the Company entered into a supply agreement with Athena Manufacturing, LP, a provider of customizable sophisticated metal products. As part of the agreement, the Company is able to submit requests for devices, component, component assembly, material part, or piece that is custom to AYRO. This is a non-exclusive agreement in which the Company is able to engage other suppliers for these products.

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

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (the “DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (non-exempt worker whose workday is longer than ten hours must receive an extra hour of pay at the basic minimum hourly rate). Management believes the case has no merit.

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No.2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., our subsidiary (“AYRO Operating”), and Club Car on March 5, 2019 due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. Club Car seeks unspecified damages and indemnification for past and future customer claims with respect to the vehicles sold to Club Car under the MPA. The Company intends to vigorously contest these allegations.

NOTE 13. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the three months ended March 31, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities	1	$23,640,637	$-
Money market accounts	1	$54,067	$1,805,597
Liabilities:
Warrant liability	3	$12,247,000	$13,319,800
Derivative liability	3	$9,391,000	$9,400,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

March 31, 2024
Balance on December 31, 2023	$13,319,800
Change in fair value of warrant liability	(1,072,800)
Balance on March 31, 2024	$12,247,000

During the three months ended March 31, 2024, the Company recorded income of $1,072,800 related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the H-7 Warrants of $12,247,000 was estimated at March 31, 2024, utilizing the Black Scholes Model using a stock price of $1.67, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 4.36 years; (iii) equity volatility of 90.00%; and (iv) a risk-free interest rate of 4.27%.

The following table sets forth a summary of the change in the fair value of the derivative liability that is measured at fair value on a recurring basis:

March 31, 2024
Balance on December 31, 2023	$9,400,000
Issuance of warrants	-
Change in fair value of derivative liability	(9,000)
Balance on March 31, 2024	$9,391,000

During the three months ended March 31, 2024, the Company recorded income of approximately $9,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $9,391,000 fair value of the bifurcated embedded derivative at March 31, 2024, using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 80.0%, (ii) the time to maturity of 1.08 years, (iii) a discounted market interest rate of 6.6%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 6.4%. As of March 31, 2024, the Series H-7 Preferred Shares are convertible into 12,638,734 shares of the Company’s common stock.

NOTE 14. SUBSEQUENT EVENTS

Subsequent to March 31, 2024, and as of May 10, 2024, the Company has issued 362,542 shares of Common Stock in partial satisfaction of the accrued preferred redemption liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes thereto. This management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our filings with the Securities and Exchange Commission (“SEC”) that could cause actual results or events to differ from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. See “Cautionary Note Regarding Forward-Looking Statements.”

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock;

●

holders of our Series H-7 Convertible Preferred Stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”) are entitled to certainpayments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may berequired to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilutionto the holders of our common stock;

●

the certificate of designations for the Series H-7 Preferred Stock (the “Certificate of Designations”) and the warrants issued concurrently therewith contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the Series H-7Preferred Stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the warrants;

●	under the Purchase Agreement (see Note 12) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●

a significant portion of our revenues has historically been derived from Club Car pursuant to the MPA (as defined herein). Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

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

For a more detailed discussion of these and other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on April 1, 2024, as amended on April 26, 2024 (the “Form 10-K”). Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Recent Developments

Internal restructuring

On January 31, 2024, we began implementing internal restructuring measures in order to achieve greater efficiency in pursuit of our strategic goals. As part of this internal restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions. As of April 30, 2024, following the internal restructuring, we have 14 full-time employees. As of the date of this filing, our internal restructuring measures continue to be ongoing.

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

We import the Products from Linamar located in Canada, and we manufacture and assemble the Vanish at our customization, service, and integration facility in Round Rock, Texas. Over 98% of the vehicle assemblies, components, and products are from North American and European sources.

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

Supply Agreement

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

On November 2, 2023, we entered into a supply agreement with Sirris Inc., (“Sirris”) a provider in motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of our electric vehicle fleet. Sirris is committed to meeting our upside demand for these products in the event production increases.

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

Inventory Obsolescence

During the three months ended March 31, 2024, we recorded an impairment of inventory adjustment of $766,248 that was recorded in cost of goods sold, related to the Vanish.

Components of Results of Operations

Revenue

We derive revenue from the sale of our four-wheeled electric vehicles, and, to a lesser extent, shipping, parts, and service fees. In the past we have also derived rental revenue from vehicle revenue sharing agreements with tourist destination fleet operators, and, to a lesser extent, shipping, parts, and service fees. Provided that all other revenue recognition criteria has been met, we typically recognize revenue upon shipment, as title and risk of loss are transferred to customers and channel partners at that time. Products are typically shipped to dealers, directly to end customers, or in some cases to our international distributors. These international distributors assist with import regulations, currency conversions and local language. Our vehicle product sales revenues vary from period to period based on, among other things, the customer orders received and our ability to produce and deliver the ordered products. Customers often specify requested delivery dates that coincide with their need for our vehicles.

Because these customers may use our products in connection with a variety of projects of different sizes and durations, a customer’s orders for one reporting period generally do not indicate a trend for future orders by that customer. The Company continues to work on the engineering of the Vanish, while the Company evaluates the commercialization of the product during the internal restructuring.

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

During the three months ended March 31, 2024, a $766,248 impairment of inventory related to the Vanish and overhead costs that we had in inventory sourced from Canada was recorded in cost of goods sold.

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

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of our core business. Other (expense) income consists primarily of interest expense, unrealized gain/loss on marketable securities, the changes in fair value of the warrant and the derivative liability.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Three months ended March 31, 2024, compared to three months ended March 31, 2023

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended March 31,
	2024	2023	Change
Revenue	$58,351	$113,084	$(54,733)
Cost of goods sold	1,183,207	219,792	963,415
Gross loss	(1,124,856)	(106,708)	(1,018,148)
Operating expenses:
Research and development	760,417	2,129,990	(1,369,573)
Sales and marketing	268,355	718,092	(449,737)
General and administrative	3,062,326	2,843,317	219,009
Total operating expenses	4,091,098	5,691,399	(1,600,301)
Loss from operations	(5,215,954)	(5,798,107)	582,153
Other income and (expense):
Other income, net	—	61,698	(61,698)
Interest income	153,298	144,360	8,938
Change in fair value - warrant liability	1,072,800	—	1,072,800
Change in fair value - derivative liability	9,000	—	9,000
Unrealized gain (loss) on marketable securities	(35,019)	51,280	(86,299)
Realized gain on marketable securities	377,123	65,000	312,123
Net loss	$(3,638,752)	$(5,475,769)	$1,837,017

Revenue

Revenue was $0.06 million for the three months ended March 31, 2024, as compared to $0.11 million for the same period in 2023, a decrease of 48.4%, or $0.05 million. The decrease in revenue was the result of a reduction in sales.

Cost of goods sold and gross loss

Cost of goods increased by $0.96 million, or 438% for the three months ended March 31, 2024, as compared to the same period in 2023, corresponding with the decrease in vehicle sales and an increase in expenses related to the net realizable value adjustment to inventory and write down of capitalized overhead expenses for $0.7 million.

Research and development expense

Research and development (“R&D”) expense was $0.76 million for the three months ended March 31, 2024, as compared to $2.13 million for the same period in 2023, a decrease of $1.37 million, or 64%. The decrease was primarily due to the Company substantially completing the R&D on the Vanish at the end of 2023. The Company had a decrease of $1.3 million in R&D design costs as a result of the Company substantially completing the R&D on the Vanish at the end of 2023.

Sales and marketing expense

Sales and marketing expense was $0.27 million for the three months ended March 31, 2024, as compared to $0.72 million for the same period in 2023, a decrease of $0.45 million, or 63%. Salaries and related expenses decreased by $0.11 million due to the reduction of our sales and marketing resources. Bad debt expense decreased by $0.22 million due to winding down our relationship with Club Car in the prior year. The remaining decrease of $0.12 million is related to the our internal restructuring of the Company measures commencing in January 2024.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $3.06 million for the three months ended March 31, 2024, compared to $2.84 million for the same period in 2023, an increase of $0.22 million, or 7.7%. Salaries and related expenses decreased by $0.22 million, primarily due to decreased headcount. This decrease was offset by an increase in consultancy-related services of $0.38 million.

Other income and expense

We recorded a $1.25 million increase of net other income from a $0.01 million increase in interest income on cash accounts, an increase in realized gains of $0.34 million on marketable securities, these were offset by decreases of $0.09 million in the unrealized gain (loss) on marketable securities and other income, net decreasing by $0.06 million.

The Company recognized a de minimis gain for the change in fair value - derivative liability for the three months ended March 31, 2024. The gain was primarily due to the increase in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023.

The Company recognized a gain of $1.07 million for the change in fair value - warrant liability for the three months ended March 31, 2024. The gain was primarily due to the decrease in the stock price and the increase in the risk free rate.

Liquidity and Capital Resources

As of March 31, 2024, we had $5.46 million in cash cand cash equivalents, $10 million in restricted cash, $23.64 million in marketable securities and working capital of $40.30 million. As of December 31, 2023, we had $33.44 million in cash and cash equivalents and working capital of $44.67 million, including $10 million in restricted cash. The decrease in cash and cash equivalents and working capital was primarily a result of our operating loss and the Company’s internal restructuring. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at March 31, 2024, will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2024	2023
Cash Flows:
Net cash used in operating activities	$(4,682,044)	$(6,536,154)
Net cash used in investing activities	$(23,298,533)	$(569,573)
Net cash provided by financing activities	$-	$-

Operating Activities

During the three months ended March 31, 2024, we used $4.68 million in cash in operating activities, a decrease in use of $1.85 million compared to the cash used in operating activities of $6.54 million during the same period in 2023. The decrease in cash used in operating activities was primarily a result of the decrease in our operating loss as the Company proceeds with the internal restructuring.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the three months ended March 31, 2024, we used cash of $23.3 million from investing activities as compared to $0.57 million of cash used in investing activities during 2023, an increase of $22.73 million. The net increase was primarily due to our investment in marketable securities of $23.3 million for the three months ended March 31, 2024.

Financing Activities

During the three months ended March 31, 2024, and 2023, we had no financing activities of note.

Known Trends, Events, and Uncertainties

Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to Company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles. Additionally, the emergence and effects of public health crises, such as endemics and epidemics and the consequences of the ongoing war between Russia and Ukraine and between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting estimates have not changed materially from those previously reported in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified a material weakness. In the Company’s assessment the material weakness was related to the Company’s lack of a sufficient number of accounting personnel with the appropriate level of technical knowledge, experience and training in GAAP and SEC reporting requirements and in addition, due to limited resources and headcount, we did not have multiple people in the accounting function for full segregation of duties.

Plan for Remediation of Material Weakness

We have engaged a third party to conduct a full assessment of our controls and procedures.

Changes in Internal Control over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Resignation of David E. Hollingsworth

On March 1, 2024, David E. Hollingsworth, who served as Chief Financial Officer of AYRO, Inc. tendered his resignation from his roles as an officer and employee of the Company, effective as of March 1, 2024 (the “Effective Date”). Mr. Hollingsworth’s resignation from the Company was not in connection with any disagreement between Mr. Hollingsworth and the Company, its management, the Board or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in our Form 10-K.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors as identified in our Form 10-K.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

Our common stock is listed on Nasdaq. While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. For example, on October 3, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between August 19, 2022 and September 30, 2022, did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we would be provided with a compliance period of 180 calendar days, or until April 3, 2023, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On April 4, 2023, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day period, or until October 2, 2023, to regain compliance with the Minimum Bid Price Requirement. On September 15, 2023, we effected the Reverse Stock Split in order to regain compliance with the Minimum Bid Price Requirement. On October 2, 2023, we received written notice from the Listing Qualifications Department of Nasdaq stating that because our common stock had a closing bid price at or above $1.00 per share for the last 10 consecutive business days, from September 18 to September 29, 2023, we had regained compliance with the Minimum Bid Price Requirement, and that the matter is now closed.

The primary intent for the Reverse Stock Split was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock would help us meet the Minimum Bid Price Requirement. It cannot be assured that the Reverse Stock Split will result in any sustained proportionate increase in the market price of our common stock, which is dependent upon many factors, including the business and financial performance of the company, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Thus, while we have regained compliance with the continued listing requirements for Nasdaq, it cannot be assured that we will continue to do so.

If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2024).

10.1†	General Release and Severance Agreement, by and between the AYRO, Inc. and David E. Hollingsworth, dated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith

†	Management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: May 15, 2024	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

