Form 10-Q
period 2024-06-30
AYRO, Inc.
filed 2024-08-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, the registrant had 6,878,618 shares of common stock outstanding.

AYRO, Inc.

Quarter Ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$14,091,100	$33,440,867
Restricted cash	—	10,000,000
Marketable securities	22,872,151	—
Accounts receivable, net of allowance for credit losses of $130,515 and $53,696 at June 30, 2024, and December 31, 2023, respectively	129,302	219,000
Inventory	3,314,008	3,431,982
Prepaid expenses and other current assets	1,587,261	1,887,782
Total current assets	41,993,822	48,979,631

Property and equipment, net	2,351,061	3,117,164
Operating lease – right-of-use asset	569,346	671,451
Deposits and other assets	82,564	95,532
Total assets	$44,996,793	$52,863,778

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,500,916	$2,456,258
Accrued expenses and other current liabilities	1,509,201	1,656,541
Accrued preferred stock redemption payable (H-7)	1,329,047	—
Current portion lease obligation – operating lease	206,112	196,682
Total current liabilities	6,545,276	4,309,481

Derivative liability	6,773,000	9,400,000
Warrant liability	4,309,500	13,319,800
Lease obligation - operating lease, net of current portion	396,712	502,831
Total liabilities	18,024,488	27,532,112

MEZZANINE EQUITY
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 19,333 and 22,000 shares, at June 30, 2024, and December 31, 2023, respectively). Liquidation preference of $ $22,044,550, as of June 30, 2024	14,140,756	11,193,939

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of June 30, 2024, and December 31, 2023, respectively) Liquidation preference of $1 as of June 30, 2024	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of June 30, 2024, and December 31, 2023, respectively) Liquidation preference of $101 as of June 30, 2024	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of June 30, 2024, and December 31, 2023, respectively) Liquidation preference of $487 as of June 30, 2024	—	—

Common Stock, ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 6,572,618 and 4,913,907 shares as of June 30, 2024, and December 31, 2023, respectively)	657	492
Additional paid-in capital	124,885,063	129,467,274
Accumulated deficit	(112,054,171)	(115,330,039)
Total stockholders’ equity	12,831,549	14,137,727
Total liabilities, mezzanine equity and stockholders’ equity	$44,996,793	$52,863,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$139,544	$58,351	$252,628
Cost of goods sold	1,074,896	332,027	2,258,103	551,820
Gross loss	(1,074,896)	(192,483)	(2,199,752)	(299,192)

Operating expenses:
Research and development	622,567	2,405,398	1,382,984	4,535,388
Sales and marketing	285,035	420,861	553,390	1,138,953
General and administrative	1,977,358	3,247,731	5,039,684	6,091,047
Total operating expenses	2,884,960	6,073,990	6,976,058	11,765,388

Loss from operations	(3,959,856)	(6,266,473)	(9,175,810)	(12,064,580)

Other income (expense):
Interest income	140,567	117,278	293,865	261,638
Change in fair value - warrant liability	7,937,500	—	9,010,300	—
Change in fair value - derivative liability	2,618,000	—	2,627,000	—
Unrealized gain on marketable securities	301,921	146,935	266,902	198,215
Realized gain on marketable securities	74,998	8,193	452,121	73,193
Other income (expense), net	(198,510)	(9,166)	(198,510)	52,532
Total other income (expense), net	10,874,476	263,240	12,451,678	585,578
Net income (loss) prior to provision for income taxes	$6,914,620	$(6,003,233)	$3,275,868	$(11,479,002)

Provision for income taxes	—	—	—	—

Net income (loss)	$6,914,620	$(6,003,233)	$3,275,868	$(11,479,002)

Dividends earned on H-7 convertible preferred stock	(546,648)	—	(998,734)	—
Accretion of discounts to redemption value of H-7 convertible preferred stock	(1,999,136)	—	(5,094,609)	—

Net income (loss) attributable to common stockholders	4,368,836	(6,003,233)	(2,817,475)	(11,479,002)

Net income (loss) per share, basic	$0.78	$(1.28)	$(0.53)	$(2.46)
Net income (loss) per share, diluted (NOTE 14)	$0.14	$(1.28)	$(0.53)	$(2.46)

Basic weighted average Common Stock outstanding	5,615,725	4,684,606	5,270,757	4,674,819
Diluted weighted average Common Stock outstanding (NOTE 14)	16,638,755	4,684,606	5,270,757	4,674,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Six Months Ended June 30, 2024
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested restricted stock	—	—	—	—	—	—	—	—	23,771	2	48,312	—	48,314
Dividends (Accrued Series H-7 Preferred)	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of H-7 convertible preferred stock	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	8	$-	1,234	$-	50	$-	4,937,678	$494	$125,980,425	$(118,968,791)	$7,012,128
Stock based compensation	—	—	—	—	—	—	—	—	—	—	(4,319)	—	(4,319)
Preferred stock redemptions and conversions including cash premium	(2,667)	(3,065,973)	—	—	—	—	—	—	1,634,940	163	1,454,741	—	1,454,904
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(80,553)	—	(80,553)
Preferred stock dividends	—	466,095	—	—	—	—	—	—	—	—	(466,095)	—	(466,095)
Accretion of discounts to redemption value of H-7 convertible preferred stock	—	1,999,136	—	—	—	—	—	—	—	—	(1,999,136)	—	(1,999,136)
Net Income	—	—	—	—	—	—	—	—	—	—	-	6,914,620	6,914,620
Balance, June 30, 2024	19,333	$14,140,756	8	$-	1,234	$-	50	$-	6,572,618	$657	$124,885,063	$(112,054,171)	$12,831,549

	Three and Six Months Ended June 30, 2023
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	—	$—	8	$—	1,234	$—	50	$-	4,655,205	$466	$133,227,507	$(81,169,584)	$52,058,389

Stock based compensation	—	—	—	—	—	—	—	—	—	—	20,116	—	20,116
Vested Restricted Stock	—	—	—	—	—	—	—	—	13,858	1	246,624	—	246,625
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(5,475,769)	(5,475,769)
Balance, March 31, 2023	-	$-	8	$-	1,234	$-	50	$-	4,669,063	$467	$133,494,247	$(86,645,353)	$46,849,361
Stock based compensation	—	—	—	—	—	—	—	—	—	—	11,417	—	11,417
Vested Restricted Stock	—	—	—	—	—	—	—	—	23,568	2	230,711	—	230,713
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(6,003,233)	(6,003,233)
Balance, June 30, 2023	-	$-	8	$-	1,234	$-	50	$-	4,692,632	$469	$133,736,375	$(92,648,586)	$41,088,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,275,868	$(11,479,002)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	895,627	452,848
Loss on disposal of fixed asset	—	11,666
Stock-based compensation	56,393	508,869
Change in fair value - derivative liability	(2,627,000)	—
Change in fair value - warrant liability	(9,010,300)	—
Amortization of right-of-use asset	102,105	81,524
Bad debt expense	76,819	292,010
Unrealized gain on marketable securities	(266,902)	(198,215)
Realized gain on marketable securities	(452,121)	(73,193)
Impairment of inventory	1,622,609	—
Change in operating assets and liabilities:
Accounts receivable	12,879	113,906
Inventory	(1,704,756)	(2,079,590)
Prepaid expenses and other assets	587,476	(1,790,987)
Deposits and other assets	12,967	—
Accounts payable	1,115,255	(405,979)
Accrued expenses and other current liabilities	(434,295)	(234,155)
Lease obligations - operating leases	(96,690)	(93,181)
Net cash used in operating activities	(6,834,066)	(14,893,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,271,311)
Change in marketable securities	(22,153,128)	(9,343,804)
Purchase of intangible assets	—	(18,703)
Net cash used in investing activities	(22,153,128)	(10,633,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock redemption (H-7)	(362,573)	—
Net cash used in financing activities	(362,573)	—

Net change in cash, cash equivalents and restricted cash	(29,349,767)	(25,527,297)

Cash, cash equivalents and restricted cash, beginning of the period	43,440,867	39,096,562

Cash, cash equivalents and restricted cash, end of the period	$14,091,100	$13,569,265

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$70,597	$194,335
Accrual of Series H-7 Convertible Preferred Stock Dividends	$918,181	$—
Accretion of discounts to redemption value of H-7 convertible preferred stock	$5,094,609	$—
Accrued Series H-7 preferred stock redemption payable	$1,329,047	$—
Non-cash redemption of Series H-7 preferred stock	$1,454,904	$—
Prepaid insurance financed through accrued expenses	$286,955	$—

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$14,091,100	$13,569,265
Restricted cash	$—	$—
Total cash, cash equivalents and restricted cash	$14,091,100	$13,569,265

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

Reverse Stock Split

On September 15, 2023, the Company effected a one-for-eight reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Share and per share information for the three and six months ended June 30, 2023, has been retroactively adjusted to reflect the Reverse Stock Split.

Strategic Review

For the past several years, AYRO’s primary supplier for the AYRO 411x has been Cenntro Automotive Group, Ltd. (“Cenntro”), which operates a large electric vehicle factory in the automotive district in Hangzhou, China. As a result of rising shipping costs, quality issues with certain components and persistent delays, the Company ceased production of the AYRO 411x from Cenntro in September 2022 in order to focus its resources on the development and launch of the new 411 fleet vehicle model year 2023 refresh, the Vanish (the “Vanish”).

The Company began the design and development of the Vanish in December 2021, including updates to its supply chain, the offshoring/onshoring mix, and its manufacturing strategy. The Company commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023.

On January 31, 2024, the Company began to implement an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the restructuring, among other things, the Company eliminated a substantial number of positions at the Company as the Company re-evaluates its sales, marketing and manufacturing functions. Additionally, in connection with its internal restructuring, the Company is working closely with third-party consultants to complete a thorough review of the Vanish to achieve the Company’s objective of lowering the bill of materials (“BOM”) and overall manufacturing expenses, which in turn will reduce the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish. The Company expects to provide additional updates regarding such progress in the near term.

NOTE 2. LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Other Uncertainties

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven. The Company incurred net income of $3,275,868, as a result of the non-cash changes in the warrant liability and the derivative liability, for the six months ended June 30, 2024, and negative cash flow used in operations of $6,834,066 for the six months ended June 30, 2024. On June 30, 2024, the Company had cash and cash equivalent balances totaling $14,091,100, restricted cash of $0 and marketable securities of $22,872,151. In addition, overall working capital decreased by $9,221,604 during the six months ended June 30, 2024. Management believes that the existing cash as of June 30, 2024, will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Delisting could harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

The certificate of designations for the Series H-7 Preferred Shares (the “Series H-7 Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Series H-7 Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of June 30, 2024, the Company was not in compliance with the restrictive provisions discussed above. The Company has regained compliance subsequent to June 30, 2024.

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

The Company has made certain indemnities, under which the Company may be required to make payments to an indemnified party, in relation to certain transactions. The Company indemnifies their directors and officers to the maximum extent permitted under the laws of the State of Delaware. In connection with the Company’s facility leases, the Company has indemnified their lessors for certain claims arising from the use of the facilities. The duration of the indemnities vary and, in many cases, are indefinite. These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024, and amended on April 26, 2024.

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

Restricted Cash

As of June 30, 2024, and December 31, 2023, $0 and $10,000,000, respectively, of cash was restricted in accordance with the Series H-7 Certificate of Designations, see Note 2.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320 Investments—Debt and Equity Securities. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $22,872,151 and $0 in marketable securities as of June 30, 2024, and December 31, 2023, respectively.

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

Fair Value Measurements

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company’s own assumptions about market participant assumptions developed from the best information available to the Company under the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instruments including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends, and exercise is assessed with determinations made regarding the proper classification in the Company’s unaudited condensed consolidated financial statements.

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

Product revenue

Product revenue from customer contracts is recognized on the sale of each electric vehicle as vehicles are shipped to customers. The majority of the Company’s vehicle sales orders generally have only one performance obligation: the sale and delivery of complete vehicles. Ownership and risk of loss transfers to the customer based on FOB shipping point and freight charges are the responsibility of the customer. Revenue is typically recognized at the point control transfers or in accordance with payment terms customary to the business. The Company provides product warranties to assure that the product assembly complies with agreed upon specifications. The Company’s product warranty is similar in all material respects to the product warranties provided by the Company’s suppliers, therefore minimizing the warranty liability to the standard labor rates associated with the defective part replacement. Customers do not have the option to purchase a warranty separately; as such, a warranty is not accounted for as a separate performance obligation. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has transferred to the customer as an operating expense. The Company has reported shipping expenses of $6,208 and $20,768 for the three months ended June 30, 2024, and 2023, respectively, and $21,699 and $41,334 for the six months ended June 30, 2024, and 2023, respectively, included in General and Administrative Expenses.

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

Basic and Diluted Income (Loss) Per Share

Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares and convertible preferred securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible preferred securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. Basic and diluted net income (loss) per share is determined by dividing income (loss) by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share is the same for periods with a net loss. For all periods presented with a net loss, the shares underlying the common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

Recently Adopted Accounting Pronouncements

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

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue type
Product revenue	$—	$127,106	$37,775	$247,388
Service Revenue	—	—	18,249	—
Miscellaneous Income	—	—	1,261	9,390
Shipping revenue	—	12,438	1,066	(4,150)
	$—	$139,544	$58,351	$252,628

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. The warranty reserve is recorded as a component of cost of revenues in the statement of operations. As of June 30, 2024, and December 31, 2023, warranty reserves were recorded within accrued expenses of $403,778 and $401,440, respectively.

NOTE 5. INVENTORY

Inventory, net of any inventory allowances, consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$2,862,305	$3,252,280
Work-in-progress	251,583	179,702
Finished goods	200,120	-
Total inventory, net	$3,314,008	$3,431,982

During the three and six months ended June 30, 2024, depreciation for fleet inventory was $200,120 and $200,120, respectively. There were no vehicles in fleet inventory during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, a $856,361 and $1,622,609 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and six months ended June 30, 2024, is $476,340 related to physical inventory stock adjustments. No such adjustments were recognized during the three and six months ended June 30, 2023.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2024	2023
Prepayments for inventory	$1,011,661	$1,524,831
Prepayments for insurance	306,839	227,945
Prepayments for software	147,088	37,203
Prepaid other	121,673	97,803
Total prepaid expenses and other current assets	$1,587,261	$1,887,782

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Computer and equipment	$3,800,561	$3,619,041
Lease improvements	1,094,025	1,094,025
Computer software	226,855	495,295
Furniture and fixtures	395,704	395,703
	5,517,145	5,604,064
Less: Accumulated depreciation	(3,166,084)	(2,486,900)
Total property and equipment, net	$2,351,061	$3,117,164

Depreciation expense for the three months ended June 30, 2024, and 2023 was $348,571 and $254,160, respectively, and for the six months ended June 30, 2024, and 2023 was $682,537 and $444,966, respectively.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2024	2023
Accrued professional and consulting fees	$227,567	$497,719
Accrued payroll	386,238	575,111
Accrued warranty reserve	403,778	401,440
Accrued expenses other	18,964	77,802
Other current liabilities	472,654	104,469
Total accrued expenses and other current liabilities	$1,509,201	$1,656,541

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

For the three months ended June 30, 2024, and 2023, the Company issued 1,634,940 shares and 23,568 shares of common stock respectively, upon the preferred stock redemptions and conversions and the vesting of restricted stock.

For the six months ended June 30, 2024, and 2023, the Company issued 1,658,711 shares and 37,426 shares of common stock respectively, upon the preferred stock redemptions and conversions and the vesting of restricted stock.

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

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”). The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments. On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment date was May 7, 2024.

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

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations), and 4) variable share-settled installment conversion see Note 13. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations.

As of June 30, 2024, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $1,329,047 representing the cash payable to investors which includes $1,100,909 of the stated value of the Series H-7 Preferred Shares, $164,850 of accrued dividends payable, and $63,288 for the cash premium which was recognized as a deemed dividend. During the six months ended June 30, 2024, the Company redeemed a total of 2,667 Series H-7 Preferred Shares for cash equal to $362,573 and issued 1,634,940 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $1,454,904. During the three and six months ended June 30, 2024, the Company recognized $546,648 and $998,734, respectively, of net preferred dividends which is comprised of $466,095 and $918,181, respectively, of preferred dividends at the stated dividend rate, respectively, and $80,553 and $80,553, respectively, of accrued deemed dividends for cash premium for installment redemptions ultimately settled in shares of Common Stock.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	11,605,758	3.42	4.42
Granted	—	—	—
Expired	(19,683)	58.68	—
Outstanding at June 30, 2024	11,586,075	3.29	3.93

NOTE 10. STOCK-BASED COMPENSATION

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(2,395)	$5,034	$3,810	$11,798
Sales and marketing	-	(435)	454	5,489
General and administrative	(1,924)	237,532	52,129	491,582
Total	$(4,319)	$242,131	$56,393	$508,869

Options

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2023	38,696	$90.99	6.53
Forfeitures	(29,358)	33.68	—
Outstanding at June 30, 2024	9,338	$314.17	4.66

Of the outstanding options, stock options to purchase up to 9,338 were vested and exercisable as of June 30, 2024. At June 30, 2024, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $(4,319) and $11,417 of stock option expense for the three months ended June 30, 2024, and 2023, respectively, and $8,078 and $31,533 of stock option expense for the six months ended June 30, 2024, and 2023, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2023	36,235	$4.01
Vested	(23,771)	6.00
Forfeited	(12,464)	—
Outstanding at June 30, 2024	—	$—

The Company recognized compensation expense related to all restricted stock during the three months ended June 30, 2024, and 2023 of $0 and $230,713, respectively, and for the six months ended June 30, 2024, and 2023 of $48,315 and $477,335, respectively.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

There were no significant revenue concentrations for the three and six months ended June 30, 2024. One customer accounted for approximately 46% of the Company’s revenues for the three months ended June 30, 2023, and another customer accounted for 35%. Three customers accounted for approximately 42%, 25%, and 20% of the Company’s revenues for the six months ended June 30, 2023.

Accounts Receivable

There were no significant accounts receivable concentrations for the six months ended June 30, 2024. During the year ended December 31, 2023, the Company’s accounts receivable for four significant customers were approximately 32%, 27%, 12%, and 11%.

Purchasing

There were no significant supplier concentrations for the three and six months ended June 30, 2024. No suppliers accounted for more than 10% of the Company’s raw materials purchased for the three months ended June 30, 2023. During the six months ended June 30, 2023, two suppliers accounted for more than 10% of the Company’s raw materials, one supplier accounted for 15% the other 13%.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreements

On July 28, 2022, the Company partnered with Linamar Corporation (“Linamar”) a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, the Company may terminate upon written notice within three days of completion of such change in control. On June 21, 2024, the Company notified Linamar of its intention not to renew the Linamar MLA. As a result, the Linamar MLA will terminate in accordance with its terms on July 28, 2025.

Supply Chain Agreements

On November 2, 2023, the Company entered into a supply agreement with Sirris Inc. (“Sirris”), a provider of motor vehicle parts for innovative vehicle types. Sirris has agreed to supply rear and front shocks to support the manufacturing of the Company’s electric vehicle fleet. Sirris is committed to meeting the Company’s upside demand for these products in the event production increases.

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

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No.2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., the Company’s subsidiary (“AYRO Operating”), and Club Car on March 5, 2019 due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. Club Car seeks unspecified damages and indemnification for past and future customer claims with respect to the vehicles sold to Club Car under the MPA. The Company intends to vigorously contest these allegations.

In February of 2024, Inventus Power, Inc. sued AYRO in the Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, Illinois, alleging that AYRO failed to pay invoices for certain battery packs and related equipment. In April of 2024, AYRO filed counterclaims asserting that the battery packs in question were defective and not in compliance with contractual specifications. In August of 2024, the parties entered into a confidential settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit. The settlement agreement did not have a material impact on the company’s results of operations or financial condition.

NOTE 13. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the six months ended June 30, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities	1	$22,872,151	$-
Cash and cash equivalent - money market account	1	$53,470	$1,805,597
Liabilities:		-
Warrant liability	3	$4,309,500	$13,319,800
Derivative liability	3	$6,773,000	$9,400,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

June 30, 2024
Balance on December 31, 2023	$13,319,800
Change in fair value of warrant liability	(9,010,300)
Balance on June 30, 2024	$4,309,500

During the three month and six months ended June 30, 2024, the Company recorded income of $7,937,500 and $9,010,300, respectively, related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the H-7 Warrants of $4,309,500 was estimated at June 30, 2024, utilizing the Black Scholes Model using a stock price of $0.78, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 4.11 years; (iii) equity volatility of 90.00%; and (iv) a risk-free interest rate of 4.41%.

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

June 30, 2024
Balance on December 31, 2023	$9,400,000
Issuance of warrants	-
Change in fair value of derivative liability	(2,627,000)
Balance on June 30, 2024	$6,773,000

During the three month and six months ended June 30, 2024, the Company recorded income of approximately $2,618,000 and $2,627,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Statements of Operations. The Company estimated the $6,773,000 fair value of the bifurcated embedded derivative at June 30, 2024, using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 75.0%, (ii) the time to maturity of 0.83 years, (iii) a discounted market interest rate of 6.5%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 7.2%. As of June 30, 2024, the Series H-7 Preferred Shares are convertible into 11,022,274 shares of the Company’s common stock.

NOTE 14. EARNINGS PER SHARE BASIC AND DILUTIVE

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase Common Stock	9,338	91,553	9,338	91,553
Restricted stock unvested	—	140,063	—	140,063
Restricted stock vested - unissued	—	784	—	784
Warrants outstanding	11,586,075	746,199	11,586,075	746,199
Preferred stock outstanding	—	309	11,023,030	309
Totals	11,595,413	978,908	22,618,443	978,908

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share - Basic

Net income (loss) attributable to common stockholders	$4,368,836	$(6,003,233)	$(2,817,475)	$(11,479,002)

Basic weighted average Common Stock outstanding	5,615,725	4,684,606	5,270,757	4,674,819

Net income (loss) per share basic	$0.78	$(1.28)	$(0.53)	$(2.46)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share - Diluted

Net income (loss) attributable to common stockholders	$4,368,836	$(6,003,233)	$(2,817,475)	$(11,479,002)
Add: Accretion of discounts to redemption value of H-7 convertible preferred stock	1,999,136	—	—	—
Less: Change in fair value - derivative liability	(2,618,000)	—	—	—
Less: Make-whole dividends Series-H-7 convertible preferred stock	(1,494,350)	—	—	—

Earnings from continuing operations available to common shareholders — Diluted	$2,255,622	$(6,003,233)	$(2,817,475)	$(11,479,002)
Number of shares used in basic computation	5,615,725	4,684,606	5,270,757	4,674,819
Weighted-average effect of dilutive securities
Add: Conversion of Series-H convertible preferred stock	11,023,030	—	—	—
Number of shares used in the dilutive per share computation	16,638,755	4,684,606	5,270,757	4,674,819

Net income (loss) per share diluted	$0.14	$(1.28)	$(0.53)	$(2.46)

NOTE 15. SUBSEQUENT EVENTS

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock;

●	holders of our Series H-7 Convertible Preferred Stock with a stated value of $1,000 per share (“Series H-7 Preferred Stock”) are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;

●	the certificate of designations for the Series H-7 Preferred Stock (the “Certificate of Designations”) and the warrants issued concurrently therewith contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the Series H-7 Preferred Stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the warrants;

●	under the Purchase Agreement (defined herein) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●	a significant portion of our revenues has historically been derived from Club Car pursuant to the MPA (as defined herein). Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we rely on a single third-party supplier and manufacturer located in Canada for certain sub-assembly and assembly parts for the Vanish and any disruption in the operations of this third-party supplier could adversely affect our business and results of operations;

●	if we lose our exclusive license to manufacture the AYRO 411x model in North America, Cenntro could sell identical or similar products through other companies or directly to our customers;

●	we may be unable to replace lost manufacturing capacity on a timely and cost-effective basis, which could adversely impact our operations and ability to meet delivery timelines;

●	we may experience delays in the development and introduction of new products;

●	the market for our products is developing and may not develop as expected;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risk;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition, and results of operations;

●	the range of our electric vehicles on a single-charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition, and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;

●	our long-term capital requirements are subject to numerous risks;

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state, or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

Recent Developments

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

There is no assurance that we will maintain compliance with such minimum listing requirements. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Products

Our vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

Manufacturing Agreement with Linamar

On July 28, 2022, we partnered with Linamar Corporation (“Linamar”), a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. On June 21, 2024, the Company notified Linamar of its intention not to renew the Linamar MLA. As a result, the Linamar MLA will terminate in accordance with its terms on July 28, 2025.

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

Factors Affecting Results of Operations

Internal Restructuring

On January 31, 2024, the Company began implementing an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the Company’s internal restructuring, among other things, the Company eliminated a substantial number of positions at the Company, which may impact its financial position and results of operations, as the Company re-evaluates its sales, marketing, and manufacturing functions. In connection with the restructuring, the Company began working closely with consultants to complete a thorough review of its new 411 fleet vehicle model year 2023 refresh, the Vanish (the “Vanish”), to achieve the Company’s objective of lowering the bill of materials (“BOM”) and overall manufacturing expenses, which in turn will reduce the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish.

Inventory Obsolescence

During the three and six months ended June 30, 2024, a $856,361 and $1,622,609 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and six months ended June 30, 2024, is $476,340 related to physical inventory stock adjustments. No such adjustments were recognized during the three and six months ended June 30, 2023.

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

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. The cost of goods sold also includes freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs. We expect the cost of revenue to increase in absolute dollars as product revenue increases.

During the three and six months ended June 30, 2024, a $856,361 and $1,622,609 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and six months ended June 30, 2024, is $476,340 related to physical inventory stock adjustments. No such adjustments were recognized during the three and six months ended June 30, 2023.

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

Results of Operations

Three months ended June 30, 2024, compared to three months ended June 30, 2023

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended June 30,
	2024	2023	Change
Revenue	$—	$139,544	$(139,544)
Cost of goods sold	1,074,896	332,027	742,869
Gross loss	(1,074,896)	(192,483)	(882,413)
Operating expenses:
Research and development	622,567	2,405,398	(1,782,831)
Sales and marketing	285,035	420,861	(135,826)
General and administrative	1,977,358	3,247,731	(1,270,373)
Total operating expenses	2,884,960	6,073,990	(3,189,030)
Loss from operations	(3,959,856)	(6,266,473)	2,306,617
Other income and (expense):
Interest income	140,567	117,278	23,289
Change in fair value - warrant liability	7,937,500	—	7,937,500
Change in fair value - derivative liability	2,618,000	—	2,618,000
Unrealized gain (loss) on marketable securities	301,921	146,935	154,986
Realized gain on marketable securities	74,998	8,193	66,805
Other income (expense), net	(198,510)	(9,166)	(189,344)
Net income (loss)	$6,914,620	$(6,003,233)	$12,917,853

Revenue

Revenue was $0.0 million for the three months ended June 30, 2024, as compared to $0.14 million for the same period in 2023, a decrease of 100% or $0.14 million. The decrease in revenue was the result of a reduction in sales.

Cost of goods sold and gross loss

Cost of goods increased by $0.74 million, or 224% for the three months ended June 30, 2024, as compared to the same period in 2023, after an increase of $0.84 million in inventory adjustments to better reflect current inventory, this was offset by a decrease in materials of $0.11 million due to a decrease in sales.

Research and development expense

Research and development (“R&D”) expense was $0.62 million for the three months ended June 30, 2024, as compared to $2.41 million for the same period in 2023, a decrease of $1.78 million, or 74%. The Company had a decrease of $1.8 million in R&D design costs. The decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2023, offset by re-engineering work and design changes in the current year associated with the internal restructuring.

Sales and marketing expense

Sales and marketing expense was $0.29 million for the three months ended June 30, 2024, as compared to $0.42 million for the same period in 2023, a decrease of $0.13 million, or 32%.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $1.98 million for the three months ended June 30, 2024, compared to $3.25 million for the same period in 2023, a decrease of $1.27 million, or 39%. Salaries and related expenses decreased by $1.12 million, primarily due to decreased headcount.

Other income and expense

We recorded a $10.61 million increase of net other income from a $0.02 million increase in interest income on cash accounts, an increase in realized gains of $0.07 million on marketable securities and an increase of $0.15 million in the unrealized gain on marketable securities, these were offset by other income (expense) decreasing by $0.19 million.

The Company recognized a gain of $2.62 million for the change in fair value - derivative liability for the three months ended June 30, 2024. The gain was primarily due to the decrease in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023. The decrease was a result of a decrease in the Company’s stock price.

The Company recognized a gain of $7.94 million for the change in fair value - warrant liability for the three months ended June 30, 2024. The gain was primarily due to the decrease in the stock price and the increase in the risk-free rate.

Six months ended June 30, 2024, compared to six months ended June 30, 2023

The following table sets forth our results of operations for each of the periods set forth below:

	For the Six Months Ended June 30,
	2024	2023	Change
Revenue	$58,351	$252,628	$(194,277)
Cost of goods sold	2,258,103	551,820	1,706,283
Gross loss	(2,199,752)	(299,192)	(1,900,560)
Operating expenses:
Research and development	1,382,984	4,535,388	(3,152,404)
Sales and marketing	553,390	1,138,953	(585,563)
General and administrative	5,039,684	6,091,047	(1,051,363)
Total operating expenses	6,976,058	11,765,388	(4,789,330)
Loss from operations	(9,175,810)	(12,064,580)	2,888,770
Other income and (expense):
Interest income	293,865	261,638	32,227
Change in fair value - warrant liability	9,010,300	—	9,010,300
Change in fair value - derivative liability	2,627,000	—	2,627,000
Unrealized gain (loss) on marketable securities	266,902	198,215	68,687
Realized gain on marketable securities	452,121	73,193	378,928
Other income (expense), net	(198,510)	52,532	(251,042)
Net income (loss)	$3,275,868	$(11,479,002)	$14,754,870

Revenue

Revenue was $0.06 million for the six months ended June 30, 2024, as compared to $0.25 million for the same period in 2023, a decrease of 77%, or $0.19 million. The decrease in revenue was the result of a reduction in sales.

Cost of goods sold and gross loss

Cost of goods increased by $1.71 million, or 309% for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase of $1.62 million in inventory adjustments to more accurately reflect current inventory, and an increase in freight charges of $0.1 million bringing inventory materials into the Company’s warehouse from outside vendors and this was offset by a decrease in materials of $0.15 million due to a decrease in sales.

Research and development expense

Research and development (“R&D”) expense was $1.38 million for the six months ended June 30, 2024, as compared to $4.54 million for the same period in 2023, a decrease of $3.15 million, or 70%. The Company had a decrease of $1.97 million in R&D design costs. The decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2023, offset by re-engineering work and design changes in the current year associated with the internal restructuring.

Sales and marketing expense

Sales and marketing expense was $0.55 million for the six months ended June 30, 2024, as compared to $1.14 million for the same period in 2023, a decrease of $0.59 million, or 51%. Salaries and related expenses decreased by $0.32 million due to the reduction of our sales and marketing resources.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $5.04 million for the six months ended June 30, 2024, compared to $6.09 million for the same period in 2023, a decrease of $1.05 million, or 17%. Salaries and related expenses decreased by $1.35 million, primarily due to decreased headcount. This decrease was partially offset by an increase in consultancy-related services of $0.71 million.

Other income and expense

We recorded a $11.87 million increase of net other income from a $0.03 million increase in interest income on cash accounts, an increase in realized gains of $0.38 million on marketable securities, and an increase of $0.07 million in the unrealized gain on marketable securities and other income, these were offset by other income (expense) decreasing by $0.25 million.

The Company recognized a gain of $2.63 million for the change in fair value - derivative liability for the six months ended June 30, 2024. The gain was primarily due to the decrease in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023. The decrease was a result of a decrease in the Company’s stock price.

The Company recognized a gain of $9.01 million for the change in fair value - warrant liability for the six months ended June 30, 2024. The gain was primarily due to the decrease in the stock price and the increase in the risk-free rate.

Liquidity and Capital Resources

As of June 30, 2024, we had $14.09 million in cash cand cash equivalents, $0 million in restricted cash, $22.87 million in marketable securities and working capital of $35.45 million. As of December 31, 2023, we had $33.44 million in cash and cash equivalents and working capital of $44.67 million, including $10 million in restricted cash. The decrease in cash and cash equivalents and working capital was primarily a result of our operating loss and the Company’s internal restructuring. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at June 30, 2024, will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2024	2023
Cash Flows:
Net cash used in operating activities	$(6,834,066)	$(14,893,479)
Net cash used in investing activities	$(22,153,128)	$(10,633,818)
Net cash used in financing activities	$(362,573)	$-

Operating Activities

During the six months ended June 30, 2024, we used $6.83 million in cash in operating activities, a decrease in use of $8.06 million compared to the cash used in operating activities of $14.89 million during the same period in 2023. The decrease in cash used in operating activities was primarily a result of the decrease in our operating loss as the Company proceeds with the internal restructuring.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turns and our ability to manage other areas of working capital.

Investing Activities

During the six months ended June 30, 2024, we used cash of $22.15 million from investing activities as compared to $10.6 million of cash used in investing activities during 2023, an increase of $11.52 million. The net increase in cash used was primarily due to our investment in marketable securities of $22.2 million for the six months ended June 30, 2024.

Financing Activities

During the six months ended June 30, 2024, we used cash of $0.36 million from financing activities as compared to $0.0 million of cash used in investing activities during 2023, an increase of $0.36 million. The net decrease in cash used was due to redemptions of the Series H-7 preferred stock.

Known Trends, Events, and Uncertainties

Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to Company facilities which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles. Additionally, the emergence and effects of public health crises, such as pandemics and epidemics and the consequences of the ongoing war between Russia and Ukraine and between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Resignation of David E. Hollingsworth

On March 1, 2024, David E. Hollingsworth, who served as Chief Financial Officer of AYRO, Inc. tendered his resignation from his roles as an officer and employee of the Company, effective as of March 1, 2024 (the “Effective Date”). Mr. Hollingsworth’s resignation from the Company was not in connection with any disagreement between Mr. Hollingsworth and the Company, its management, the Board, or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

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

Our common stock is listed on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until January 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

There is no assurance that we will maintain compliance with such minimum listing requirements. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

AYRO, INC.

Dated: August 15, 2024	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

