Form 10-Q
period 2024-09-30
AYRO, Inc.
filed 2024-11-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

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

As of November 11, 2024, the registrant had 6,812,141 shares of common stock outstanding.

AYRO, INC.

QUARTER ENDED SEPTEMBER 30, 2024

Table of Contents

		PAGE
PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	Financial Statements (Unaudited)	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	F-1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	F-2
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	F-4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	12
ITEM 4.	Controls and Procedures	12

PART II	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13
ITEM 1A.	Risk Factors	13
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
ITEM 3.	Defaults Upon Senior Securities	14
ITEM 4.	Mine Safety Disclosures	14
ITEM 5.	Other Information	14
ITEM 6.	Exhibits	14

SIGNATURES		15

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$2,729,904	$33,440,867
Restricted cash	10,022,700	10,000,000
Marketable securities	16,127,434	—
Accounts receivable, net of allowance for credit losses of $0 and $53,696 at September 30, 2024, and December 31, 2023, respectively	—	219,000
Inventory	3,209,892	3,431,982
Prepaid expenses and other current assets	1,287,553	1,887,782
Total current assets	33,377,483	48,979,631

Property and equipment, net	1,973,465	3,117,164
Operating lease – right-of-use asset	521,236	671,451
Deposits and other assets	53,368	95,532
Total assets	$35,925,552	$52,863,778

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,382,260	$2,456,258
Accrued expenses and other current liabilities	1,332,991	1,656,541
Accrued preferred stock redemption payable (H-7)	2,166,268	—
Current portion lease obligation – operating lease	211,766	196,682
Total current liabilities	5,093,285	4,309,481

Derivative liability	4,365,000	9,400,000
Warranty liability	4,182,900	13,319,800
Lease obligation - operating lease, net of current portion	340,959	502,831
Total liabilities	13,982,144	27,532,112

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 14,500 and 22,000 shares, at September 30, 2024, and December 31, 2023, respectively). Liquidation preference of $16,857,966, as of September 30, 2024	10,485,122	11,193,939

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2024, and December 31, 2023, respectively) Liquidation preference of $1 as of September 30, 2024	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of September 30, 2024, and December 31, 2023, respectively) Liquidation preference of $108 as of September 30, 2024	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of September 30, 2024, and December 31, 2023, respectively)
Liquidation preference of $525 as of September 30, 2024
Common Stock, ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 7,004,952 and 4,913,907 shares as of September 30, 2024, and December 31, 2023, respectively)	700	492
Additional paid-in capital	122,961,200	129,467,274
Accumulated deficit	(111,503,614)	(115,330,039)
Total stockholders’ equity	11,458,286	14,137,727
Total liabilities, mezzanine equity and stockholders’ equity	$35,925,552	$52,863,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$5,426	$88,395	$63,777	$341,023
Cost of goods sold	286,028	231,837	2,544,131	783,656
Gross loss	(280,602)	(143,442)	(2,480,354)	(442,633)

Operating expenses:
Research and development	14,776	1,335,167	1,397,760	5,870,555
Sales and marketing	216,605	390,684	769,995	1,529,637
General and administrative	1,414,026	4,370,684	6,453,710	10,461,733
Total operating expenses	1,645,407	6,096,535	8,621,465	17,861,925

Loss from operations	(1,926,009)	(6,239,977)	(11,101,819)	(18,304,558)

Other income (expense):
Interest income	89,060	35,557	382,925	370,387
Change in fair value - warrant liability	126,600	(10,095,960)	9,136,900	(10,095,960)
Change in fair value - derivative liability	2,408,000	3,216,000	5,035,000	3,216,000
Unrealized gain (loss) on marketable securities	(240,743)	403,996	26,159	602,211
Realized gain on marketable securities	562,627	90,812	1,014,748	143,344
Other income (expense), net	(468,978)	—	(667,488)	—
Total other income (expense), net	2,476,566	(6,349,595)	14,928,244	(5,764,018)
Net income (loss) prior to provision for income taxes	$550,557	$(12,589,572)	$3,826,425	$(24,068,576)

Provision for income taxes	—	—	—	—

Net income (loss)	$550,557	$(12,589,572)	$3,826,425	$(24,068,576)

Dividends earned on Series H-7 convertible preferred stock	(741,172)	(244,000)	(1,739,906)	(244,000)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	(1,506,979)	(1,165,635)	(6,601,588)	(1,165,635)
Deemed dividend (Series H-5 warrants)	—	(199,000)	—	(199,000)

Net loss attributable to common stockholders	$(1,697,594)	$(14,198,207)	$(4,515,069)	$(25,677,211)

Net loss per share basic	$(0.25)	$(2.99)	$(0.78)	$(5.47)
Net loss per share diluted	$(0.25)	$(2.99)	$(0.78)	$(5.47)

Basic weighted average Common Stock outstanding	6,863,234	4,744,229	5,807,416	4,698,104
Diluted weighted average Common Stock outstanding	6,863,234	4,744,229	5,807,416	4,698,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Nine Months Ended September 30, 2024
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested restricted stock	—	—	—	—	—	—	—	—	23,771	2	48,312	—	48,314
Dividends (accrued Series H-7 Preferred)	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	8	$—	1,234	$—	50	$—	4,937,678	$494	$125,980,425	$(118,968,791)	$7,012,128
Stock based compensation	—	—	—	—	—	—	—	—	—	—	(4,319)	—	(4,319)
Preferred stock redemptions and conversions including cash premium	(2,667)	(3,065,973)	—	—	—	—	—	—	1,634,940	163	1,454,741	—	1,454,904
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(80,553)	—	(80,553)
Preferred stock dividends	—	466,095	—	—	—	—	—	—	—	—	(466,095)	—	(466,095)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,999,136	—	—	—	—	—	—	—	—	(1,999,136)	—	(1,999,136)
Net income	—	—	—	—	—	—	—	—	—	—	—	6,914,620	6,914,620
Balance, June 30, 2024	19,333	$14,140,756	8	$—	1,234	$—	50	$—	6,572,618	$657	$124,885,063	$(112,054,171)	$12,831,549
Stock based compensation	—	—	—	—	—	—	—	—	—	—	81	—	81
Preferred stock redemptions and conversions including cash premium	(4,833)	(5,638,092)	—	—	—	—	—	—	432,334	43	324,207	—	324,250
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(265,693)	—	(265,693)
Preferred stock dividends	—	475,479	—	—	—	—	—	—	—	—	(475,479)	—	(475,479)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,506,979	—	—	—	—	—	—	—	—	(1,506,979)	—	(1,506,979)
Net income	—	—	—	—	—	—	—	—	—	—	—	550,557	550,557
Balance, September 30, 2024	14,500	$10,485,122	8	$—	1,234	$—	50	$—	7,004,952	$700	$122,961,200	$(111,503,614)	$11,458,286

	Three and Nine Months Ended September 30, 2023
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	—	$—	8	$—	1,234	$—	50	$—	4,655,205	$466	$133,227,507	$(81,169,584)	$52,058,389
Stock based compensation	—	—	—	—	—	—	—	—	—	—	20,116	—	20,116
Vested restricted stock	—	—	—	—	—	—	—	—	13,858	1	246,624	—	246,625
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,475,769)	(5,475,769)
Balance, March 31, 2023	—	$—	8	$—	1,234	$-	50	$—	4,669,063	$467	$133,494,247	$(86,645,353)	$46,849,361
Stock based compensation	—	—	—	—	—	—	—	—	—	—	11,417		11,417
Vested restricted stock	—	—	—	—	—	—	—	—	23,569	2	230,711	—	230,713
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,003,233)	(6,003,233)
Balance, June 30, 2023	—	$—	8	$—	1,234	$—	50	$—	4,692,632	$469	$133,736,375	$(92,648,586)	$41,088,258
Stock based compensation	—	—	—	—	—	—	—	—	—	—	15,165	—	15,165
Vested restricted stock	—	—	—	—	—	—	—	—	23,975	3	207,730	—	207,733
Issuance of convertible preferred stock, net of discounts and transaction costs	22,000	6,515,674	—	—	—	—	—	—	—	—	—	—	—
Issuance of rounded shares as a result of the reverse stock split.	—	—	—	—	—	—	—	—	173,530	17	(17)	—	—
Dividends (accrued Series H-7 Preferred)	—	244,000	—	—	—	—	—	—	—	—	—	(244,000)	(244,000)
Accretion of discounts to redemption value of H-7 convertible preferred stock	—	1,165,635	—	—	—	—	—	—	—	—	—	(1,165,635)	(1,165,635)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,589,572)	(12,589,572)
Balance, September 30, 2023	22,000	$7,925,309	8	$—	1,234	$—	50	$—	4,890,137	$489	$133,959,253	$(106,647,793)	$27,311,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,826,425	$(24,068,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,300,148	781,852
Loss on disposal of fixed asset	337,847	—
Stock-based compensation	56,472	731,768
Change in fair value - derivative liability	(5,035,000)	(3,216,000)
Change in fair value - warrant liability	(9,136,900)	10,095,960
Amortization of right-of-use asset	150,215	123,885
Bad debt expense	189,092	292,010
Unrealized gain on marketable securities	(26,159)	(602,211)
Realized gain on marketable securities	(1,014,748)	(143,344)
Impairment of inventory	1,709,449	—
Change in operating assets and liabilities:
Accounts receivable	29,908	74,072
Inventory	(1,737,510)	(3,376,229)
Prepaid expenses and other current assets	887,184	(1,606,457)
Deposits and other assets	22,491	(500)
Accounts payable	(1,135,637)	(280,291)
Accrued expenses and other current liabilities	(610,503)	28,027
Lease obligations - operating leases	(146,788)	(136,086)
Net cash used in operating activities	(10,334,014)	(21,302,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(162,833)	(2,076,070)
Change in marketable securities, net	(15,086,527)	(24,033,422)
Purchase of intangible assets	—	(29,204)
Net cash used in investing activities	(15,249,360)	(26,138,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of preferred stock, net of transaction costs	—	21,632,156
Payment of preferred stock redemption (Series H-7)	(5,104,889)	—
Net cash provided (used) by financing activities	(5,104,889)	21,632,156

Net change in cash, cash equivalents and restricted cash	(30,688,263)	(25,808,660)

Cash, cash equivalents and restricted cash, beginning of period	43,440,867	39,096,562

Cash, cash equivalents and restricted cash, end of period	$12,752,604	$13,287,902

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$61,639	$—
Accrual of Series H-7 convertible preferred stock dividends	$1,393,660	$244,000
Accretion of discounts to redemption value of H-7 convertible preferred stock	$6,601,588	$1,165,635
Accrued Series H-7 preferred stock redemption payable	$2,166,268	$—
Non-cash redemption of Series H-7 preferred stock	$1,779,154	$—
Prepaid insurance financed through accrued expenses	$286,955	$—
Initial fair value of warrant liability	$—	$9,969,480
Initial fair value of derivative liability	$—	$5,147,000
Deemed dividend Series H-5 Warrants	$—	$199,000

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$2,729,904	$3,287,902
Restricted cash	10,022,700	10,000,000
Total cash, cash equivalents and restricted cash	$12,752,604	$13,287,902

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

On January 31, 2024, the Company began to implement an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the restructuring, the Company eliminated a substantial number of positions and re-evaluated its sales, marketing, and manufacturing functions. Additionally, in connection with its internal restructuring, the Company appointed Gilbert Villarreal as President of its subsidiary, Ayro Operating Company, Inc. on August 21, 2024, to lead a thorough review of the Vanish, working closely with third-party consultants to achieve the Company’s objectives of lowering the bill of materials (“BOM”) and overall manufacturing expenses. These efforts aim to lower the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish, with additional updates expected in the near term.

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

The Company incurred net income of $3,826,425, as a result of the non-cash changes in the warrant liability and the derivative liability, for the nine months ended September 30, 2024, and negative cash flow used in operations of $10,334,014 for the nine months ended September 30, 2024. On September 30, 2024, the Company had cash and cash equivalent balances totaling $2,729,904, restricted cash of $10,022,700 and marketable securities of $16,127,434. In addition, overall working capital decreased by $16,385,952 during the nine months ended September 30, 2024. Management believes that the existing cash as of September 30, 2024 will be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements.)

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

The certificate of designations for the Series H-7 Preferred Shares (the “Series H-7 Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Series H-7 Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of September 30, 2024, the Company was in compliance with the restrictive provisions discussed above.

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

The Company uses various raw materials, including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions, and global demand and could adversely affect business and operating results. For instance, the Company is exposed to multiple risks relating to price fluctuations for lithium-ion cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the number of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024, and amended on April 26, 2024.

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

Restricted Cash

As of September 30, 2024, and December 31, 2023, $10,022,700 and $10,000,000, respectively, of cash was restricted in accordance with the Series H-7 Certificate of Designations, see Note 2.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320 Investments—Debt and Equity Securities. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $16,127,434 and $0 in marketable securities as of September 30, 2024, and December 31, 2023, respectively.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet. These particular derivatives are assessed under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, as applicable.

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

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends, and exercise is assessed with determinations made regarding the proper classification in the Company’s unaudited condensed consolidated financial statements.

Redeemable Preferred Stock

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has been transferred to the customer as an operating expense. The Company has reported shipping expenses of $0 and $15,148 for the three months ended September 30, 2024, and 2023, respectively, and $21,699 and $56,482 for the nine months ended September 30, 2024, and 2023, respectively, included in General and Administrative Expenses.

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

Basic and Diluted Net Loss Per Share

Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Potentially dilutive securities consist of common stock options, restricted stock units, contingently issuable shares, and convertible preferred securities. The dilutive effect of stock options, restricted stock units and contingently issuable shares is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of convertible preferred securities is reflected in the diluted EPS by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. Basic and diluted net income (loss) per share is determined by dividing income (loss) by the weighted average ordinary shares outstanding during the period. For all periods presented with a net loss, the shares underlying the ordinary share options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share is the same for periods with a net loss. For all periods presented with a net loss, the shares underlying the common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	9,213	38,696	9,213	38,696
Restricted stock unvested	—	116,293	—	116,293
Warrants outstanding	11,586,075	11,605,759	11,586,075	11,605,759
Preferred stock outstanding	8,429,738	11,122,696	8,429,738	11,122,696
Totals	20,025,026	22,883,444	20,025,026	22,883,444

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Update 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this standard.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to remove references to various FASB Concepts Statements based on suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this new accounting standard would have on the Company’s unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to disclose additional information about specific expense categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted and should be applied either prospectively or retroactively. The Company is currently evaluating the impact of this standard.

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue type:
Product revenue	$5,426	$80,475	$43,200	$327,863
Service revenue	—	—	19,511	—
Miscellaneous income	—	—	—	9,390
Shipping revenue	—	7,920	1,066	3,770
Total revenue	$5,426	$88,395	$63,777	$341,023

Warranty Reserve

The Company records a reserve for warranty repairs upon the initial delivery of vehicles to its dealer network. The Company provides a product warranty on each vehicle including powertrain, battery pack and electronics package. Such warranty matches the product warranty provided by its supply chain for warranty parts for all unaltered vehicles and is not considered a separate performance obligation. The supply chain warranty does not cover warranty-based labor needed to replace a part under warranty. Warranty reserves include management’s best estimate of the projected cost of labor to repair/replace all items under warranty. The Company reserves a percentage of all dealer-based sales to cover an industry-standard warranty fund to support dealer labor warranty repairs. The warranty reserve is recorded as a component of cost of revenues in the statement of operations. As of September 30, 2024, and December 31, 2023, warranty reserves were recorded within accrued expenses of $403,778 and $401,440, respectively.

NOTE 5. INVENTORY

Inventory, net of any inventory allowances, consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$2,808,219	$3,252,280
Work-in-progress	251,583	179,702
Finished goods	150,090	—
Total inventory, net	$3,209,892	$3,431,982

During the three and nine months ended September 30, 2024, depreciation for fleet inventory was $50,030 and $250,151, respectively. There were no vehicles in fleet inventory during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, $86,840 and $1,709,449 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and nine months ended September 30, 2024, is $0 and $476,340, respectively, related to physical inventory stock adjustments. No such adjustments were recognized during the three and nine months ended September 30, 2023.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Prepayments for inventory	$878,814	$1,524,831
Prepayments for insurance	219,546	227,945
Prepayments for software	115,402	37,203
Prepaid other	73,791	97,803
Total prepaid expenses and other current assets	$1,287,553	$1,887,782

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Computer and equipment	$3,677,124	$3,619,041
Lease improvements	1,094,025	1,094,025
Computer software	112,365	495,295
Furniture and fixtures	357,280	395,703
	5,240,794	5,604,064
Less: Accumulated depreciation	(3,267,329)	(2,486,900)
Total property and equipment, net	$1,973,465	$3,117,164

Depreciation expense for the three months ended September 30, 2024, and 2023 was $347,787 and $324,052, respectively, and for the nine months ended September 30, 2024, and 2023 was $1,030,324 and $769,108, respectively.

During the three and nine months ended September 30, 2024, the Company disposed of certain fixed assets, net of accumulated depreciation, of $29,809 and $337,846, respectively. For the three and nine months ended September 30, 2023, $0 and $0 net fixed assets were disposed, respectively.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2024	2023
Accrued professional and consulting fees	$293,387	$497,719
Accrued payroll	356,406	575,111
Accrued warranty reserve	403,778	401,440
Accrued expenses other	15,683	77,802
Accrued current liabilities	263,737	104,469
Total accrued expenses and other current liabilities	$1,332,991	$1,656,541

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

For the three months ended September 30, 2024, and 2023, the Company issued 432,334 shares and 197,505 shares of common stock respectively, upon the preferred stock redemptions and conversions and the vesting of restricted stock.

For the nine months ended September 30, 2024, and 2023, the Company issued 2,091,045 shares and 234,932 shares of common stock respectively, upon the preferred stock redemptions and conversions and the vesting of restricted stock.

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

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”), which, following the Company’s one-for-eight reverse stock split effected on September 15, 2023 (“Reverse Stock Split”) and pursuant to the stock combination event adjustment provisions in the Series H-7 Certificate of Designations, was subsequently reduced to $2.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments from, and including, the applicable Installment Date (as defined in the Series H-7 Certificate of Designations). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment date was May 7, 2024 and August 7, 2024, as elected by the applicable investor.

The amortization payments due upon redemption of the Series H-7 Preferred Shares are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Series H-7 Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $0.744 (as adjusted for the Company’s Reverse Stock Split and subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Shares have the option to defer amortization payments or, subject to certain limitations as specified in the Series H-7 Certificate of Designations, can elect to accelerate installment conversion amounts.

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

The Series H-7 Certificate of Designations provides that, except as required by applicable law, the holders of the Series H-7 Preferred Shares will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series H-7 Preferred Shares is entitled to be determined by dividing the Stated Value by a conversion price equal to $5.76 per share (as adjusted for the Reverse Stock Split), which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Series H-7 Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations.

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

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations), and 4) variable share-settled installment conversion see Note 13. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Unaudited Condensed Consolidated Statement of Operations.

As of September 30, 2024, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $2,166,268 representing the cash payable to investors which includes $1,771,185 of the stated value of the Series H-7 Preferred Shares, $291,927 of accrued dividends payable, and $103,156 for the cash premium which was recognized as a deemed dividend. During the nine months ended September 30, 2024, the Company redeemed a total of 7,500 Series H-7 Preferred Shares for cash equal to $5,104,889 and issued 2,067,274 shares of Common Stock, elected pursuant to the terms of the Series H-7 Certificate of Designations, worth $1,779,154. During the three and nine months ended September 30, 2024, the Company recognized $741,172 and $1,739,906 respectively, of net preferred dividends which is comprised of $475,479 and $1,393,660 respectively, of preferred dividends at the stated dividend rate, respectively, and $265,693 and $346,246 respectively, of accrued deemed dividends for cash premium for installment redemptions ultimately settled in shares of Common Stock.

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	11,605,758	$3.42	4.42
Granted	—	—	—
Expired	(19,683)	$58.68	—
Outstanding at September 30, 2024	11,586,075	$3.29	3.68

NOTE 10. STOCK-BASED COMPENSATION

Stock-based compensation, including restricted stock awards and stock options is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$6,219	$3,810	$18,017
Sales and marketing	—	1,999	453	7,488
General and administrative	81	214,681	52,209	706,263
Total	$81	$222,899	$56,472	$731,768

Options

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2023	38,696	$90.99	6.53
Forfeitures	(29,483)	$15.64	—
Outstanding at September 30, 2024	9,213	$318.20	4.39

Of the outstanding options, stock options to purchase up to 9,213 were vested and exercisable as of September 30, 2024. At September 30, 2024, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $81 and $15,165 of stock option expense for the three months ended September 30, 2024, and 2023, respectively, and $8,158 and $46,698 of stock option expense for the nine months ended September 30, 2024, and 2023, respectively.

Restricted Stock

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2023	36,235	$4.01
Vested	(23,771)	$6.00
Forfeited	(12,464)	$—
Outstanding at September 30, 2024	—	$—

The Company recognized compensation expense related to all restricted stock during the three months ended September 30, 2024, and 2023 of $0 and $207,716, respectively, and for the nine months ended September 30, 2024, and 2023 of $48,314 and $686,869, respectively.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

There were no significant revenue concentrations for the three and nine months ended September 30, 2024.

Two customers accounted for approximately 65% and 12% of the Company’s revenues for the three months ended September 30, 2023. Three customers accounted for approximately 36%, 31%, and 12% of the Company’s revenues for the nine months ended September 30, 2023.

Accounts Receivable

There were no significant accounts receivable concentrations as of September 30, 2024. As of December 31, 2023, the Company’s accounts receivable for four significant customers were approximately 32%, 27%, 12%, and 11%, respectively.

Purchasing

There were no significant supplier concentrations for the three and nine months ended September 30, 2024. During the three months ended September 30, 2023, four suppliers accounted for 16%, 14%, 12%, and 10% of the Company’s raw materials, respectively. For the nine months ended September 30, 2023, no supplier accounted for more than 10% of the Company’s purchased raw materials.

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

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion, pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025.

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

On March 23, 2018, DropCar was made aware of an audit being conducted by the New York State Department of Labor (the “DOL”) regarding a claim filed by an employee. The DOL is investigating whether DropCar properly paid overtime, for which DropCar has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (non-exempt worker whose workday is longer than ten hours must receive an extra hour of pay at the basic minimum hourly rate). Management believes the case has no merit.

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

NOTE 13. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the nine months ended September 30, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities	1	$16,127,434	$-
Cash and cash equivalent - money market account	1	$53,665	$1,805,597
Liabilities:		-
Warrant liability	3	$4,182,900	$13,319,800
Derivative liability	3	$4,365,000	$9,400,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

September 30, 2024
Balance on December 31, 2023	$13,319,800
Change in fair value of warrant liability	(9,136,900)
Balance on September 30, 2024	$4,182,900

During the three months and nine months ended September 30, 2024, the Company recorded income of $126,600 and $9,136,900, respectively, related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations. The fair value of the H-7 Warrants of $4,182,900 was estimated at September 30, 2024, utilizing the Black Scholes Model using a stock price of $0.84, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 3.86 years; (iii) equity volatility of 85.00%; and (iv) a risk-free interest rate of 3.58%.

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

September 30, 2024
Balance on December 31, 2023	$9,400,000
Issuance of warrants	-
Change in fair value of derivative liability	(5,035,000)
Balance on September 30, 2024	$4,365,000

During the three and nine months ended September 30, 2024, the Company recorded income of approximately $2,408,000 and $5,035,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Unaudited Condensed Consolidated Statements of Operations. The Company estimated the $4,365,000 fair value of the bifurcated embedded derivative at September 30, 2024, using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 60.0%, (ii) the time to maturity of 0.83 years, (iii) a discounted market interest rate of 5.6%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 4.8%. As of September 30, 2024, the Series H-7 Preferred Shares are convertible into 8,428,983 shares of the Company’s common stock.

NOTE 14. SUBSEQUENT EVENTS

On October 29, 2024, the Company entered into a Stock Repurchase Agreement with a certain beneficial owner (the “Seller”) to repurchase a total of 418,478 shares of Common Stock from the Seller, at a purchase price of $0.90 per share, for an aggregate cash purchase price of $376,630.

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

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, and ability to service our debt obligations and prospects could be materially and adversely affected.

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

Nasdaq Deficiency

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

As part of this effort, in August 2024, Gilbert Villarreal was appointed as President of the Company’s subsidiary, Ayro Operating Company, Inc., and is expected to lead the review of the Vanish, including working with the Company’s vendors and partners in connection with the Vanish.

Inventory Obsolescence

During the three and nine months ended September 30, 2024, $86,840 and $1,709,449 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and nine months ended September 30, 2024, $0 and $476,340, respectively, related to physical inventory stock adjustments. No such adjustments were recognized during the three and nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2024, $86,840 and $1,709,449 of impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish product. Included in the impairment of inventory adjustment during the three and nine months ended September 30, 2024, $0 and $476,340, respectively, related to physical inventory stock adjustments. No such adjustments were recognized during the three and nine months ended September 30, 2023.

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

General and Administrative Expense

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services, and allocated overhead. We expect our general and administrative expense to increase in absolute dollars as we continue to invest in growing our business.

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

Results of Operations

Three months ended September 30, 2024, compared to three months ended September 30, 2023

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended September 30,
	2024	2023	Change
Revenue	$5,426	$88,395	$(82,969)
Cost of goods sold	286,028	231,837	54,191
Gross loss	(280,602)	(143,442)	(137,160)
Operating expenses:
Research and development	14,776	1,335,167	(1,320,391)
Sales and marketing	216,605	390,684	(174,079)
General and administrative	1,414,026	4,370,684	(2,956,658)
Total operating expenses	1,645,407	6,096,535	(4,451,128)
Loss from operations	(1,926,009)	(6,239,977)	4,313,968
Other income (expense):
Interest income	89,060	35,557	53,503
Change in fair value - warrant liability	126,600	(10,095,960)	10,222,560
Change in fair value - derivative liability	2,408,000	3,216,000	(808,000)
Unrealized gain (loss) on marketable securities	(240,743)	403,996	(644,739)
Realized gain on marketable securities	562,627	90,812	471,815
Other income (expense), net	(468,978)	—	(468,978)
Net income (loss)	$550,557	$(12,589,572)	$13,140,129

Revenue

Revenue was $0.01 million for the three months ended September 30, 2024, as compared to $0.09 million for the same period in 2023, a decrease of 94% or $0.08 million. The decrease in revenue was primarily due to a reduction of $0.07 million in product sales and $0.01 million decrease in shipping revenue.

Cost of goods sold and gross loss

Cost of goods increased by $0.05 million, or 23% for the three months ended September 30, 2024, as compared to the same period in 2023. The increase in cost of goods sold was mainly due to an increase of $0.09 million in inventory adjustments and allowances related to the impairment of 411x vehicles, and overhead allocations to better reflect current inventory, offset by a decrease of $0.09 million in materials due to decrease in sales.

Research and development expense

Research and development (“R&D”) expense was $0.01 million for the three months ended September 30, 2024, as compared to $1.33 million for the same period in 2023, a decrease of $1.32 million, or 99%. The Company had a decrease of $0.56 million and $0.71 million in R&D design costs, and salaries and related personnel costs, respectively. The decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2023, offset by the re-engineering work and design changes in the current year associated with the internal restructuring.

Sales and marketing expense

Sales and marketing expense was $0.22 million for the three months ended September 30, 2024, as compared to $0.39 million for the same period in 2023, a decrease of $0.17 million, or 45%. The Company had a decrease of $0.26 million in salaries and related expenses primarily due to decreased headcount associated with the internal restructuring.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $1.41 million for the three months ended September 30, 2024, compared to $4.37 million for the same period in 2023, a decrease of $2.96 million, or 68%. Salaries and related expenses decreased by $1.0 million, office expenses decreased by $0.26 million, and consultants services decreased by $0.18 million, primarily due to the decrease in headcount and expenses associated with the internal restructuring. Cost and associated expenses related to the issuance of Series H-7 Preferred Stock decreased by $1.24 million for the three months ended September 30, 2024 compared to the same period in 2023.

Other income and expense

We recorded a $8.83 million increase of net other income from a $0.05 million increase in interest income on cash accounts, an increase in realized gains of $0.47 million on marketable securities, offset by a decrease of $0.64 million in the unrealized gain on marketable securities, and an increase in other (income) expense of $0.47 million mainly due to settlements with vendors.

For the three months ended September 30, 2024 and 2023, the Company recognized a gain of $2.41 million and $3.22 million, respectively, for the change in fair value - derivative liability, a decrease of $0.81 million mainly due to the decrease in the Company’s stock price. The gain for the change in fair value – derivative liability was due to the decrease in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023.

The Company recognized a gain of $0.13 million and a loss of $10.10 million for the three months ended September 30, 2024 and 2023, respectively, for the change in fair value - warrant liability, an increase of $10.23 million primarily due to the decrease in stock price and the increase in the risk-free rate.

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

The following table sets forth our results of operations for each of the periods set forth below:

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenue	$63,777	$341,023	$(277,246)
Cost of goods sold	2,544,131	783,656	1,760,475
Gross loss	(2,480,354)	(442,633)	(2,037,721)
Operating expenses:
Research and development	1,397,760	5,870,555	(4,472,795)
Sales and marketing	769,995	1,529,637	(759,642)
General and administrative	6,453,710	10,461,733	(4,008,023)
Total operating expenses	8,621,465	17,861,925	(9,240,460)
Loss from operations	(11,101,819)	(18,304,558)	7,202,739
Other income (expense):
Interest income	382,925	370,387	12,538
Change in fair value - warrant liability	9,136,900	(10,095,960)	19,232,860
Change in fair value - derivative liability	5,035,000	3,216,000	1,819,000
Unrealized gain (loss) on marketable securities	26,159	602,211	(576,052)
Realized gain on marketable securities	1,014,748	143,344	871,404
Other income (expense), net	(667,488)	—	(667,488)
Net income (loss)	$3,826,425	$(24,068,576)	$27,895,001

Revenue

Revenue was $0.06 million for the nine months ended September 30, 2024, as compared to $0.34 million for the same period in 2023, a decrease of 81%, or $0.28 million. The decrease in revenue was primarily due to the reduction in product sales of $0.28 million.

Cost of goods sold and gross loss

Cost of goods increased by $1.76 million, or 225% for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase of $1.71 million in inventory adjustments to more accurately reflect current inventory, and an increase in freight charges of $0.30 million bringing inventory materials into the Company’s warehouse from outside vendors, offset by a decrease in materials of $0.25 million due to a decrease in sales.

Research and development expense

Research and development (“R&D”) expense was $1.40 million for the nine months ended September 30, 2024, as compared to $5.87 million for the same period in 2023, a decrease of $4.47 million, or 76%. The Company had a decrease of $2.53 million and $1.15 million in R&D design costs, and salaries and related personnel costs, respectively. The decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2023, offset by the re-engineering work and design changes in the current year associated with the internal restructuring.

Sales and marketing expense

Sales and marketing expense was $0.77 million for the nine months ended September 30, 2024, as compared to $1.53 million for the same period in 2023, a decrease of $0.76 million, or 50%. Salaries and related expenses decreased by $0.58 million due to the reduction of our sales and marketing resources.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $6.45 million for the nine months ended September 30, 2024, compared to $10.46 million for the same period in 2023, a decrease of $4.01 million, or 38%. Salaries and related expenses decreased by $2.6 million, with office expenses decreased by $0.50 million, primarily due to decreased headcount and expenses associated with the internal restructuring. Cost and associated expenses related to the issuance of Series H-7 Preferred Stock decreased by $1.21 million for the nine months ended September 30, 2024, compared to the same period in 2023.

Other income and expense

We recorded a $20.69 million increase of net other income from a $0.01 million increase in interest income on cash accounts, an increase in realized gains of $0.87 million on marketable securities, offset by a decrease of $0.58 million in the unrealized gain on marketable securities, and an increase in other income (expense) of $0.67 million mainly due to settlements with vendors.

For the nine months ended September 30, 2024 and 2023, the Company recognized a gain of $5.04 million and $3.22 million, respectively, for the change in fair value - derivative liability, an increase of $1.82 million mainly due to the decrease in the Company’s stock price. The gain for the change in fair value – derivative liability was due to the decrease in the fair value of the derivative liability associated with the Series H-7 Preferred Shares that were issued in 2023.

The Company recognized a gain of $9.14 million and a loss of $10.10 million for the nine months ended September 30, 2024 and 2023, respectively, for the change in fair value - warrant liability, an increase of $19.24 million primarily due to the decrease in stock price and the increase in the risk-free rate.

Liquidity and Capital Resources

As of September 30, 2024, we had $2.73 million in cash cand cash equivalents, $10.02 million in restricted cash, $16.13 million in marketable securities and working capital of $28.28 million. As of December 31, 2023, we had $33.44 million in cash and cash equivalents and working capital of $44.67 million, including $10 million in restricted cash. The decrease in cash and cash equivalents and working capital was primarily a result of our operating loss and the Company’s internal restructuring. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at September 30, 2024 will be sufficient to fund operations for at least the next twelve months following the date of this report.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows:
Net cash used in operating activities	$(10,334,014)	$(21,302,120)
Net cash used in investing activities	$(15,249,360)	$(26,138,696)
Net cash provided (used) by financing activities	$(5,104,889)	$21,632,156

Operating Activities

During the nine months ended September 30, 2024, we used $10.33 million in cash in operating activities, a decrease in use of $10.97 million compared to the cash used in operating activities of $21.30 million during the same period in 2023. The decrease in cash used in operating activities was primarily a result of the decrease in our operating loss as the Company proceeds with the internal restructuring.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turnovers and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2024, we used cash of $15.25 million from investing activities as compared to $26.14 million of cash used in investing activities during 2023, a decrease of $10.89 million. We used $15.08 million to invest in marketable securities during the nine months ended September 30, 2024 as compared to $24.03 million during the nine months ended September 30, 2023, a decrease of $8.95 million and purchased $0.17 million in property plant and equipment during the nine months ended September 30, 2024 as compared to $2.08 million during the nine months ended September 30, 2023, a decrease of $1.91 million.

Financing Activities

During the nine months ended September 30, 2024, we used cash of $5.10 million from financing activities as compared to $21.63 million of cash provided in financing activities during 2023, a decrease of $26.73 million. The decrease in cash used was due to cash redemptions of the Series H-7 preferred stock of $5.10 million, and no proceeds from private placement of preferred stock, as compared to $21.63 million of proceeds from the private placement of preferred stock and no cash used in redemptions for the nine months ended September 30, 2023.

Known Trends, Events, and Uncertainties

Currently, the Company is experiencing supply chain shortages, including with respect to lithium-ion battery cells, integrated circuits, vehicle control chips, and displays. Certain production-ready components may be delayed in shipment to Company facilities, which has and may continue to cause delays in validation and testing for these components, which would in turn create a delay in the availability of saleable vehicles. Additionally, the emergence and effects of public health crises, such as pandemics and epidemics and the consequences of the ongoing war between Russia and Ukraine and between Israel and various factors in the Middle East, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Resignation of David E. Hollingsworth

On March 1, 2024, David E. Hollingsworth, who served as Chief Financial Officer of the Company, tendered his resignation from his roles as an officer and employee of the Company, effective as of March 1, 2024. Mr. Hollingsworth’s resignation from the Company was not in connection with any disagreement between Mr. Hollingsworth and the Company, its management, the Board, or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

The Appointment of Joseph Ramelli

On August 21, 2024, the Company appointed Joseph Ramelli to the position of Chief Financial Officer of the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

The information set forth in Note 12 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our Common Stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors as identified in our Form 10-K.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition, and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Stock Repurchase Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: November 14, 2024	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

