Form 10-K
period 2024-12-31
AYRO, Inc.
filed 2025-03-31
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-34643

AYRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(512) 994-4917
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AYRO	The NASDAQ Stock Market LLC

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $5,023,862 based on a closing price of $0.78 on June 30, 2024. The registrant does not have non-voting common stock outstanding.

As of March 28, 2025, the registrant had 8,541,466 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of AYRO, Inc. relating to the 2025 annual meeting of stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated into Part III of this Annual Report on Form 10-K by reference.

AYRO, INC.

FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would,” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy, the development and launch of the AYRO Vanish (the “Vanish”) and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Annual Report on Form 10-K and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, and ability to service our debt obligations and prospects could be materially and adversely affected:

●	our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern;

●	we may be acquired by a third party;

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;

●	our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock, par value $0.0001 per share (“common stock”);

●	holders of our Series H-7 Convertible Preferred Stock, with a stated value of $1,000 per share (“Series H-7 Preferred Stock”), are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;

●	the certificate of designations for the Series H-7 Preferred Stock (the “Certificate of Designations”) and the warrants issued concurrently therewith (“Series H-7 Warrants”) contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the Series H-7 Preferred Stock and the exercise price of such Series H-7 Warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the Series H-7 Warrants;

●	under the Purchase Agreement (as defined herein) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;

●	a significant portion of our revenues has historically been derived from Club Car LLC (“Club Car”) pursuant to the MPA (as defined herein). Following our termination of the MPA, our sales could decrease significantly, and we will need to identify new strategic channel partners to support the sales of our vehicles;

●	we may experience delays in the development and introduction of new products;

●	we are currently evaluating our product development strategy, which may result in significant changes and have a material impact on our business, results of operations and financial condition;

●	our business is subject to general economic and market conditions, including trade wars and tariffs;

●	if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease;

●	our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of any investment in our securities;

●	if we are unable to effectively implement or manage our growth strategy, our operating results and financial condition could be materially and adversely affected;

●	developments in alternative technologies or improvements in the internal combustion engine may have a materially adverse effect on the demand for our electric vehicles;

●	the markets in which we operate are highly competitive, and we may not be successful in competing in these industries;

●	our future growth depends on customers’ willingness to adopt electric vehicles;

●	we may experience lower-than-anticipated market acceptance of our current models and the vehicles in development;

●	if we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;

●	if we fail to include key feature sets relative to the target markets for our electric vehicles, our business will be harmed;

●	unanticipated changes in industry standards could render our vehicles incompatible with such standards and adversely affect our business;

●	our future success depends on our ability to identify additional market opportunities and develop and successfully introduce new and enhanced products that address such markets and meet the needs of customers in such markets;

●	unforeseen or recurring operational problems at our facilities, or a catastrophic loss of our manufacturing facilities, may cause significant lost or delayed production and adversely affect our results of operations;

●	we may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;

●	if our vehicles fail to perform as expected due to defects, our ability to develop, market and sell our electric vehicles could be seriously harmed;

●	we depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business;

●	transitioning from an offshoring to an onshoring business model carries risks;

●	we currently have limited electric vehicles marketing and sales experience, and if we are unable to establish sales and marketing capabilities or enter into dealer agreements to market and sell our vehicles, we may be unable to generate any revenue;

●	failure to maintain the strength and value of our brand could have a material adverse effect on our business, financial condition and results of operations;

●	the range of our electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles;

●	an unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition and operating results;

●	increases in costs, disruption of supply or shortage of raw materials, in particular lithium-ion battery cells, chipsets and displays, could harm our business;

●	customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history determining residual values within the insurance industry;

●	our electric vehicles make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames;

●	our business may be adversely affected by labor and union activities;

●	we rely on our dealers for the service of our vehicles and have limited experience servicing our vehicles, and if we are unable to address the service requirements of our future customers, our business will be materially and adversely affected;

●	if we fail to deliver vehicles and accessories to market as scheduled, our business will be harmed;

●	failure in our information technology and storage systems could significantly disrupt the operation of our business;

●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;

●	our long-term capital requirements are subject to numerous risks;

●	we may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions;

●	increased safety, emissions, fuel economy or other regulations may result in higher costs, cash expenditures, and/or sales restrictions;

●	our vehicles are subject to multi-jurisdictional motor vehicle standards;

●	we may fail to comply with evolving environmental and safety laws and regulations;

●	changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases;

●	unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in our vehicles, or otherwise, may derail our business;

●	we are required to comply with state-specific regulations regarding the sale of vehicles by a manufacturer;

●	we have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed;

●	if we are unable to adequately protect our proprietary designs and intellectual property rights, our competitive position could be harmed;

●	we may need to obtain rights to intellectual property from third parties in the future, and if we fail to obtain licenses or fail to comply with our obligations in existing agreements under which we have licensed intellectual property and other rights from third parties, we could lose our ability to manufacture our vehicles;

●	many of our proprietary designs are in digital form, and a breach of our computer systems could result in these designs being stolen;

●	our proprietary designs are susceptible to reverse engineering by our competitors;

●	if we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us;

●	legal proceedings or third-party claims of intellectual property infringement and other challenges may require us to spend substantial time and money and could harm our business;

●	we are generally obligated to indemnify our sales channel partners, customers, suppliers and contractors for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs;

●	we are subject to exposure from changes in the exchange rates of local currencies; and

●	we are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

On January 31, 2024, the Company began to implement an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the restructuring, the Company eliminated a substantial number of positions and re-evaluated its sales, marketing, and manufacturing functions. Additionally, in connection with its internal restructuring, the Company appointed Gilbert Villarreal as President of its subsidiary, Ayro Operating Company, Inc. on August 21, 2024, and has been leading the review of the Vanish, working closely with vendors and third-party consultants to achieve the Company’s objectives of lowering the bill of materials (“BOM”) and overall manufacturing expenses. These efforts aim to lower the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish, with additional updates expected in the near term.

In December 2024, the Company entered into a partnership with GLV Ventures (“GLV”) for the engineering and manufacturing of the Company’s electric vehicle, the Vanish. The relationship will launch the re-engineering and manufacturing of the Vanish in the United States using its original specifications.

In December 2024, the Company was named a tier one supplier for General Motors (GM) through its partnership with GLV and has secured its first purchase order from one of the top three automotive manufacturers in the United States. The Company and GLV intend to supply GM as part of an increase in scope of their previously announced low-cost manufacturing and engineering efforts.

In February 2025, the Company announced the launch of its new robotics division, which will be focused on AI-driven, automated manufacturing of EVs and accompanying accessories.

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

On January 15, 2025, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or until July 14, 2025 (the “Compliance Period”). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

Products

Our vehicles provide the end-user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

Product Development and Future Strategy

As part of our ongoing evaluation of our business and product development strategy, we have written down our inventory to a carrying value of $0. This decision reflects the fact that we are actively reengineering the Vanish. While we remain committed to bringing the Vanish to market, we do not yet have an established customer base, and the reengineering process is still ongoing. Given that the final design, pricing and the timing of commercialization of the reengineered Vanish are still being determined, and there can be no assurances when any of the foregoing stages will be consummated, the usage of our inventory is currently uncertain. As a result, we have written down the inventory at this stage. However, we remain committed to bringing the Vanish to market and are committed to the reengineering process and progress toward commercialization.

Manufacturing Agreements

On July 28, 2022, we partnered with Linamar Corporation (“Linamar”), a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA had an initial term of three years, with automatic renewal for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. On June 21, 2024, the Company notified Linamar of its intention not to renew the Linamar MLA. As a result, the Linamar MLA was effectively terminated in accordance with its terms on December 17, 2024. On January 13, 2025, the Company received $401,675 in cash as part of the final settlement of the Company’s obligations against funds advanced to Linamar, under the Linamar MLA.

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion, pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of December 31, 2024, the Company expensed $669,990 in prepaid inventory, with $541,160 under the purchase agreement remained outstanding.

Supply Chain Agreements

On December 21, 2023, we entered into a supply agreement with Athena Manufacturing, LP (“Athena”), a provider of customizable sophisticated metal products. As part of the agreement, we were able to submit devices, component, component assembly, material part, or piece that is custom to AYRO. On August 30, 2024, we terminated the supply agreement with Athena, and in full settlement, we paid an amount of $289,205 for materials purchased.

Business Strategy

Our goal is to continue to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal low speed electric vehicles. Our business strategy includes the following:

●	Continuously evaluate operations. The Company is evaluating its operations to align with anticipated market conditions for electric vehicles.

●	Identify defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on purpose-built electric vehicles to address such markets. We are currently developing a new series of modular, highly reconfigurable payload systems affording operators the maximum flexibility in the use of their fleet for a plurality of payloads. We intend to direct resources to advance the development of such reconfigurable payload solutions which we believe will afford customers the option of sharing transportation assets or configuring those assets differently for differing time of day or time of season use cases.

●	Invest in research and development and qualification of sensors, cameras, software and mobility services, seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem. We intend to offer a web-based application to accompany every vehicle sold or leased beginning with the AYRO Vanish Fleet to enhance the use cases for those vehicles and optimize driver routing, user scheduling, and customer communication. We intend for onboard sensors to collect vehicle health, location data, route data, payload data and environmental data to provide us, the customer and fleet operators the ability to do post-hoc analysis of forecast versus observed delivery efficiency. A subscription service could later be offered even to delivery operators operating vehicles other than ours, creating the potential for an additional revenue stream.

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

Factors that are anticipated to boost the demand of LSV markets in North America include: rising elderly population, commuters, students and government fleets seeking mobility solutions beyond automobiles, and projections of lower vehicle miles and greenhouse gas emissions in the U.S.

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

Universities

LSEVs are growing increasingly common on university and college campuses due to a number of factors. LSEVs fulfill the versatile needs of campuses better than golf carts or standard combustion vehicles because not only do LSEVs’ low speed thresholds promote safer driving among pedestrians, but the vehicles are also street legal with on-road safety features, enabling drivers to drive on roads and free up pedestrian space along sidewalks and smaller pathways. Additionally, the significantly reduced carbon imprint of LSEVs compared to internal combustion engine vehicles appeals to environmentally aware students and professors looking to promote environmental sustainability on campus. By transitioning from internal combustion engine vehicles to LSEVs, campuses should be able to significantly reduce the costs spent on fuel, oil, parts, and maintenance. We believe the AYRO Vanish Fleet will provide all of these benefits to university and college campuses. We estimate that in the U.S., there are over 1,800 higher education campuses with over 10,000 students each with over 400 on-campus vehicles that are ideal targets for the AYRO Vanish Fleet as campuses transition from fossil-fueled campus fleet vehicles to LSEVs.

Food Delivery Services

As the millennial generation and subsequent generations assume a more substantial portion of the consumer population, customers increasingly favor convenience and timeliness, spurring dramatic growth in online ordering and delivery services across a wide swath of industries, including food delivery and restaurant ordering services. Every major urban environment having a 35mph or less speed limit is a target market for our current and future LSEV fleet.

Last Mile Delivery Service

Retail focus on last mile delivery—the movement of goods from a transportation hub to the final delivery destination—has grown exponentially over the past few years due to the rise in online ordering and e-commerce. Consumers’ ability to pick and choose products based on delivery, speed, and availability makes last mile delivery a key differentiator among retailers. Last mile delivery provides retailers more timely and more convenient delivery options not offered by the main three shipping services in the U.S. (the U.S. Postal Service, FedEx, and UPS). Additionally, given the increasing designation of low emission zones in urban centers, retailers will need to continue to deploy eco-friendly vehicles. Retailers will likely expand the use of LSEV fleets to make deliveries in low emission zones due to their zero gas emissions and lower price than competing electric vehicles.

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

Patents

As of December 31, 2024, we held 11 granted United States patents, nine of which were granted in 2023. Of the 11 patents, four are design patents, and seven are utility patents. In addition to these granted patents, as of December 31, 2024, we had two pending patent applications on file with the United States Patent and Trademark Office (“USPTO”).

All patent applications have been filed under accelerated consideration criteria due to the age (65) of the named inventor.

Trademarks

Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our global operations include AYRO, our company logo, Valet, Vapor, Vanish, and The Art of Sustainability. We protect these marks as appropriate through registrations in the United States and other jurisdictions, including Canada, Mexico, and the European Union.

As of December 31, 2024, we own more than 30 trademark registrations and pending applications. Depending on the jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use or their registrations are properly maintained.

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

Mobile Source Emissions Control

The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that may be lawfully emitted by new vehicles and engines produced for sale in the United States. The current (“Tier 2”) emissions regulations promulgated by the Environmental Protection Agency (the “EPA”) set standards for motorcycles. Tier 2 emissions standards also establish durability requirements for emissions components up to five years or 30,000 kilometers.

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

Motor Vehicle Manufacturer and Dealer Regulation

As with helmet laws and driver’s license requirements, state laws that regulate the manufacture, distribution, and sale of motor vehicles are a patchwork. For our electric vehicles, outside of our collaboration with a third-party sales/distribution white label partner, we plan on a multi-faceted approach to sales, including exploring the following: (i) developing an expanded network of channel partners; (ii) entering into direct sales via a national leasing company that will in turn consummate sales with end users in a variety of states; and/or (iii) opening facilities in high growth states and delivering the vehicle to the end user via a common carrier. We commenced low-rate initial production of the Vanish in the second quarter of 2023 and commenced initial sales and delivery of the Vanish in the third quarter of 2023. We are currently actively reengineering the Vanish. While we remain committed to bringing the Vanish to market, we do not yet have an established customer base, and the reengineering process is still ongoing. The Vanish will share no commonality with the legacy 411 platform and will be the product of a supply chain evolution from Asian suppliers to North America.

We are registered as a manufacturer in Texas, California, Colorado, Louisiana, Florida and Arizona.

Pollution Control Costs

We are required to comply with stationary source air pollution, water pollution, and hazardous waste control standards that are now in effect or are scheduled to come into effect with respect to our manufacturing operations.

Research and Development

Our product development and engineering efforts align with the Society of Automotive Engineering (“SAE”) J2258_201611 standards for Light Utility Vehicles (the “J2258 Standard”). The J2258 Standard provides key compliance criteria for Gross Vehicle Weight Rating (“GVWR”), occupant protection and safety restraint systems, lateral and longitudinal stability, center of gravity and operating controls, among others. Our test validation and inspection standards follow Federal Motor Vehicle Safety Standards (“FMVSS”) 49 CFR 571.500 for LSVs with the additions of SAE J585 and FMVSS 111 for rear visibility, lighting, signaling, reflectors, changes in direction of movement, back-up camera response timing and field of view.

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

Segment Information

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Executive Chairman and Principal Executive Officer, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Employees

As of December 31, 2024, the Company did not have any direct, full-time employees. Instead, the Company engaged a network of independent contractors, consultants, and other third-party service providers who perform various functions for our business, including sales, product development, and administrative support.

Geographic Areas

We operate in the United States, and all our revenue was generated in the United States during the fiscal years ended December 31, 2024 and 2023.

Corporate Information

Our corporate headquarters is located at 1185 Avenue of the Americas, New York, NY 10036. Our phone number is 512-994-4917. Our website address is www.ayro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

We currently lease approximately 23,927 square feet of office space in Round Rock, Texas under a lease that expires in February 2027 (the “Round Rock Lease”). The Round Rock Lease provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

On March 11, 2025, the Company entered into a sublease agreement (the “Sublease Agreement”) of the Round Rock Lease with a third-party, commencing on April 1, 2025, and expiring on February 28, 2027, with substantially the same terms as the Round Rock Lease. The Company remains bound to the Landlord of the Round Rock Lease for all liabilities and obligations under the Round Rock Lease.

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

ITEM 1A. RISK FACTORS.

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

Risks Related to Our Business

Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 31, 2025, Marcum LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $16.0 million of cash and cash equivalents and $4.1 million in marketable securities. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

We have a history of losses and have never been profitable. We expect to incur additional losses in the future and may never be profitable.

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We incurred net loss of approximately $1.8 million and net loss of $34.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $117 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

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

Following the hiring of our former Chief Executive Officer, in the third quarter of 2021, we initiated a strategic review of our product development strategy. This process has resulted, and may further result, in us modifying or discontinuing current or planned products, reallocating time and resources among existing products, exploring new products or making other operational changes, including adjusting our reliance on internal and external resources. Most recently, on January 31, 2024, we implemented an internal restructuring in order to achieve greater efficiency in pursuit of our strategic goals. As part of the restructuring, amongst other things, we eliminated a substantial number of positions as we re-evaluate our sales, marketing and manufacturing functions. Following the internal restructuring, as of December 31, 2024, we did not have any direct, full-time employees. Instead, we engaged a network of independent contractors, consultants, and other third-party service providers who perform various functions for our business, including sales, product development, and administrative support. Any decisions on advancing, reprioritizing or eliminating any of our products will be based on an evaluation of a number of factors, including our assessment of internal and external resources, the potential market for such products, the costs and complexities of manufacturing, the potential of competing products, as well as the likelihood of any challenges to our intellectual property, regardless of merit.

Our business is subject to general economic and market conditions, including trade wars and tariffs.

Our business is significantly affected by general economic and market conditions, including but not limited to global economic downturns, shifts in consumer demand, and fluctuations in capital markets. In addition, trade disputes, the imposition of tariffs, and other protectionist policies enacted by various governments have, and may continue to have, a material adverse impact on our business operations. For instance, trade tensions and tariff measures may result in increased costs of raw materials, disruptions in our supply chain, and reduced demand for our products or services. In periods of economic uncertainty or during the escalation of trade conflicts, we may experience reduced access to credit markets, increased input costs, and diminished revenue as consumers and businesses cut back on spending.

Any future intensification of these economic and political factors, or the imposition of additional tariffs and trade restrictions, could materially adversely affect our operating results, liquidity, and capital resources. While we continually assess and manage these risks through our strategic planning and operational adjustments, the inherent uncertainty associated with economic conditions and trade policies means that we cannot be certain of our ability to mitigate the adverse effects of these challenges.

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

Currently and in the past, we have experienced business disruptions due to factors such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which have resulted in heightened congestion, bottlenecks and gridlock, leading to abnormally high transportation delays. This has materially and adversely affected our business and financial results for the fiscal year ended December 31, 2024 and could continue to materially and adversely affect our business and financial results throughout 2025. If significant disruptions along these lines continue, this could lead to further significant disruptions in our business, delays in shipments to us and our vendors, and revenue and profitability shortfalls, which could adversely affect our business, prospects, financial condition and operating results.

The global shipping industry has experienced and continues to experience unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. We may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs. Additionally, if increases in fuel prices occur, our transportation costs would likely further increase. Similarly, supply chain disruptions such as those described in the preceding paragraphs may lead to an increase in transportation costs. Such cost increases have adversely affected our business and could have additional adverse effects on our business, prospects, financial condition and operating results.

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

Our operating results may also fluctuate due to a variety of other factors, many of which are outside our control, including the changing and volatile local, national, and international economic environments. In addition to the other risks in this “Risk Factors” section, factors that may affect our operations include:

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

We face significant competition, and there is no assurance that our vehicles will be successful in the respective markets in which they compete. The worldwide vehicle market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. Established automobile manufacturers such as General Motors, Ford, Nissan, Tesla and Toyota, as well as other newer companies such as Arcimoto and Electrameccanica, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles. In some cases, such competitors have announced an intention to now or at some point in the future produce electric vehicles exclusively.

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

Recruiting and retaining qualified employees, consultants, and advisors for our business, including sales or technical personnel, is crucial to continue to execute our growth strategy. Because the pool of qualified personnel with engineering or manufacturing experience and/or experience working in the electric vehicle market is limited overall, recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive. Many of the companies with which we compete for experienced personnel have greater resources than us. We are also at a disadvantage in recruiting and retaining key personnel, as our small size and limited resources may be viewed as providing a less stable environment with fewer opportunities than would be offered at one of our larger competitors. As a result, we may not be successful in either attracting or retaining such personnel and/or on acceptable terms given the competition and may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In addition, failure to succeed in the expansion of our operations may make it more challenging to recruit and retain qualified personnel.

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

An unexpected change in failure rates of our products could have a material adverse impact on our business, financial condition, and operating results.

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

Increases in costs, disruption of supply or shortage of raw materials, including but not limited to lithium-ion battery cells, chipsets and displays, could harm our business.

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

Customer financing and insuring our vehicles may prove difficult because retail lenders are unfamiliar with our vehicles and our vehicles have a limited loss history for determining residual values within the insurance industry.

The availability and terms of financing and insurance for our vehicles may be limited due to the relative novelty of our brand and vehicle models. Retail lenders and financial institutions may be hesitant to offer competitive financing options to customers due to a lack of familiarity with our vehicles and uncertainty regarding their long-term resale values. Additionally, insurers may face challenges in accurately assessing risk and determining appropriate coverage premiums due to the limited loss history of our vehicles. If customers face difficulties obtaining financing or reasonably priced insurance, demand for our vehicles could be adversely affected, which could negatively impact our sales, financial performance and overall business growth.

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

A significant amount of our revenue is seasonal. By missing product delivery schedules, we may miss that year’s opportunity to bring and sell a new product to market. Seasonality could be affected by many factors including, but not limited to, governmental fiscal years, as municipalities tend to order vehicles at the end of their fiscal year when they know they have funds remaining, and tourist season for geographically diverse destination fleet operators, as such customers tend to place their entire orders for delivery in time for the beginning of that season. Any change in fleet replacement timing, average fleet age, or fleet maintenance demands may have a material impact on the business.

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

Risks Relating to Our Financial Position and Need for Additional Capital

We must raise additional capital to fund our operations in order to continue as a going concern, and such funding may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

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

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

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

We may fail to comply with evolving environmental and safety laws and regulations.

Our business is subject to a complex web of environmental and safety laws that are continually changing. Failure to anticipate or comply with new or more stringent requirements may lead to significant fines, operational restrictions, and reputational harm. Moreover, compliance may require substantial capital expenditures, facility modifications, or operational changes, which could adversely impact our financial condition and operating results

Changes in regulations could render our vehicles incompatible with federal, state or local regulations, or use cases.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded our internal control over financial reporting was not effective as of December 31, 2024, due to the fact that: (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

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

Risks Related to Our Series H-7 Preferred Stock

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

Under the Certificate of Designations (the “Certificate of Designations”) of our Series H-7 Preferred Stock we are required to redeem the shares of Series H-7 Preferred Stock in monthly installments. Holders of Series H-7 Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) $0.744 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market (the “Floor Price”).

Our ability to make payments due to the holders of Series H-7 Preferred Stock using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. If we are unable to make installment payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of Series H-7 Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the installment payments due to holders of Series H-7 Preferred Stock in the form of common stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Series H-7 Preferred Stock will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Certificate of Designations for the Series H-7 Preferred Stock and the Series H-7 Warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series H-7 Preferred Stock or the exercise price of such Series H-7 Warrants in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Series H-7 Preferred Stock or upon the exercise of the Series H-7 Warrants.

The Certificate of Designations the Series H-7 Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any shares of Series H-7 Preferred Stock or Series H-7 Warrants are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Series H-7 Preferred Stock or the exercise price of the Series H-7 Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Series H-7 Warrants, to reduce the Conversion Price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock being issuable upon conversion of the Series H-7 Preferred Stock and the exercise of the Series H-7 Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series H-7 Preferred Stock or the exercise of the Series H-7 Warrants if we enter into a future transaction that reduces the applicable Conversion Price or exercise price. If we do not have a sufficient number of available shares for any Series H-7 Preferred Stock conversions or Series H-7 Warrant exercises, we may need to seek stockholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Series H-7 Preferred Stock or Series H-7 Warrants are outstanding.

Under the Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Securities Purchase Agreement, dated as of August 7, 2023, by and among the Company and the investors signatory thereto (“Purchase Agreement”), in which we issued the Series H-7 Preferred Stock and Series H-7 Warrants, contains the following restrictive covenants: (i) until no shares of Series H-7 Preferred Stock are outstanding, we agreed not to enter into any variable rate transactions; (ii) for approximately six months after the date on which the shares of common stock issuable upon conversion of the Series H-7 Preferred Stock and upon exercise of the Series H-7 Warrants are eligible for sale by the Investors under a registration statement declared effective by the SEC or pursuant to Rule 144 under the Securities Act, we agreed not to issue or sell any equity security or convertible security, subject to certain exceptions; and (iii) until the later of no shares of Series H-7 Preferred Stock being outstanding and the maturity date of the Series H-7 Preferred Stock, we agreed to offer to the investors party to the Purchase Agreement the opportunity to participate in any subsequent securities offerings by us. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement.

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

Risks Related to Our International Operations

We are subject to exposure from changes in the exchange rates of local currencies.

Our operations are exposed to fluctuations in the exchange rates of local currencies, which may adversely affect our revenues, operating results, and financial condition. Significant currency volatility can increase costs and reduce competitiveness, and our ability to mitigate these effects may be limited. Investors should consider these risks when evaluating our business.

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

General Risk Factors

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	results of our operations and product development efforts;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	our ability to execute our business plan;

●	sales of our common stock and decline in demand for our common stock;

●	regulatory developments;

●	economic and other external factors;

●	investor perception of our industry or our prospects; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days or until January 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On January 15, 2025, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until July 14, 2025 (the “Compliance Period”). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

There is no assurance that we will maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

We may in the future be named in legal proceedings, become involved in regulatory inquiries or be subject to litigation, all of which are costly, distracting to our core business and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations or the market price for our common stock

We may in the future be involved in legal proceedings and/or receive inquiries from government and regulatory agencies from time to time. Additionally, we have in the past and may in the future be subject to claims, litigation and other proceedings. Defending these lawsuits and becoming involved in these investigations or other proceedings may divert management’s attention and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, which could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming proceedings that could result in any number of outcomes. Any future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business, financial condition and results of operations. If we are not successful in any such legal proceedings and litigation, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. We also cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

An active trading market for our Common Stock may not be sustained.

The listing of our Common Stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market exists. An active trading market for shares of our Common Stock may not be sustained. If an active market for our Common Stock is not sustained, it may be difficult for investors to sell their shares either without depressing the market price for the shares or at all.

We incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, compliance with these rules and regulations has increased our legal, accounting and financial compliance costs and has made some activities more time-consuming and costly. It is also more expensive for us to obtain director and officer liability insurance.

We do not anticipate paying cash dividends on our Common Stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future. So long as any shares of Series H-7 Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designation) without the prior written consent of the Required Holders (as defined in the Certificate of Designation). The declaration of dividends is further subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant our board of directors. You should not rely on an investment in us if you require dividend income from your investment in us. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Common Stock, which is uncertain and unpredictable. There is no guarantee that our Common Stock will appreciate in value.

A failure in or breach of our or our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks in our industry have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our technologies, systems, networks, may have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, or otherwise disrupt third parties’ business operations.

We may suffer material losses relating to cyberattacks or other information security breaches. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the continued uncertain global economic environment, threats of cyberterrorism, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional financial, technical and operational resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our and our subsidiaries’ business activities. Any such failure, termination or constraint could adversely affect our and our subsidiaries’ ability to provide our services and products, service the customers, manage the exposure to risk or expand our businesses and could have an adverse impact on our liquidity, financial condition and results of operations.

Disruptions or failures in the physical infrastructure or operating systems that support our business, or cyberattacks or security breaches of the networks, systems or devices that products use could result in the loss of customers and business opportunities, significant disruptions to our operations and business, misappropriation of our confidential information and/or that of our customers, or damage to our computers or systems and those of our customers and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs.

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	allow the authorized number of directors to be changed only by resolution of our board of directors;

●	authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and

●	limit who may call a stockholder meeting.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law that may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

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

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further information regarding the risks associated with cybersecurity incidents, see “Risk Factors — Failure in our information technology and storage systems could significantly disrupt the operation of our business” in Item 1A of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES.

Our corporate headquarters is located at 1185 Avenue of the Americas, New York, NY 10036. We currently lease approximately 23,927 square feet of office space in Round Rock, Texas under a lease that expires in February 2027. The Round Rock Lease provides for a base monthly rent, and we are also responsible for real estate taxes, maintenance and other operating expenses applicable to the leased premises.

On March 11, 2025, the Company entered into the Sublease Agreement of the Round Rock Lease with a third-party, commencing on April 1, 2025, and expiring on February 28, 2027, with substantially the same terms as the Round Rock Lease. The Company remains bound to the Landlord of the Round Rock Lease for all liabilities and obligations under the Round Rock Lease.

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

On March 23, 2018, the Company was made aware of an audit being conducted by the New York State Department of Labor (the “DOL”) regarding a claim filed by an individual that was an employee of the Company. The DOL is investigating whether the Company properly paid overtime, for which the Company has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (non-exempt worker whose workday is longer than ten hours must receive an extra hour of pay at the basic minimum hourly rate).

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No.2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., the Company’s subsidiary (“AYRO Operating”), and Club Car on March 5, 2019 due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. During December 2024, the Company entered into a $1.5 million settlement agreement with Club Car, resolving all claims asserted in or arising from the litigation (the “Club Car Settlement”). As of December 31, 2024, the related accrued warranty reserve balance of $403,778 was no longer required and applied against the $1.5 million Club Car Settlement. The warranty reserve was for Club Car product warranty, and upon the Club Car Settlement, all claims were released against future warranties.

In February of 2024, Inventus Power, Inc. filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, Illinois, alleging that the Company failed to pay invoices for certain battery packs and related equipment. In April of 2024, the Company filed counterclaims asserting that the battery packs in question were defective and not in compliance with contractual specifications. In August of 2024, the parties entered into a confidential settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit. The settlement agreement did not have a material impact on the Company’s results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AYRO.”

Stockholders

As of March 28, 2025, there were approximately 91 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends to our common stockholders since inception and do not plan to pay cash dividends in the foreseeable future. So long as any shares of Series H-7 Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations). Any future declaration of dividends will depend on our earnings, capital requirements, financial condition, prospects and any other factors that our board of directors deems relevant, as well as compliance with the requirements of state law. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. We currently intend to retain earnings, if any, for reinvestment in our business.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the below.

On October 10, 2024, the Company issued 75,000 shares of common stock to Bancroft Capital, LLC (“Bancroft”) in connection with an advisory agreement with Bancroft. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the period of October 1, 2024 to December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2024 - October 31, 2024	418,478	$0.90	-	$-
November 1, 2024 – November 30, 2024	-	$-	-	$-
December 1 2024 – December 31, 2024	-	$-	-	$-
Fourth Quarter 2024	418,478	$-	-	$-

(1)	On October 29, 2024, the Company entered into a stock repurchase agreement (the “Repurchase Agreement”) with a certain beneficial owner (the “Seller”) of 418,478 shares of the Company’s common stock. Pursuant to the Repurchase Agreement, the Company agreed to repurchase from the Seller 418,478 shares of common stock beneficially owned by the Seller, constituting all of the Seller’s ownership interest in the Company, for an aggregate cash purchase price of $376,630.20 (equal to $0.90 per share).

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 31, 2024, the Company began to implement an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the restructuring, the Company eliminated a substantial number of positions and re-evaluated its sales, marketing, and manufacturing functions. Additionally, in connection with its internal restructuring, the Company appointed Gilbert Villarreal as President of its subsidiary, Ayro Operating Company, Inc. on August 21, 2024, and has been leading the review of the Vanish, working closely with vendors and third-party consultants to achieve the Company’s objectives of lowering the bill of materials (“BOM”) and overall manufacturing expenses. These efforts aim to lower the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish, with additional updates expected in the near term.

In December 2024, the Company entered into a partnership with GLV Ventures (“GLV”) for the engineering and manufacturing of the Company’s electric vehicle, the Vanish. The relationship will launch the re-engineering and manufacturing of the Vanish in the United States using its original specifications.

In December 2024, the Company was named a tier one supplier for General Motors (“GM”) through its partnership with GLV and has secured its first purchase order from one of the top three automotive manufacturers in the United States. The Company and GLV intend to supply GM as part of an increase in scope of their previously announced low-cost manufacturing and engineering efforts.

In February 2025, the Company announced the launch of its new robotics division, which will be focused on AI-driven, automated manufacturing of EVs and accompanying accessories.

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

On January 15, 2025, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until July 14, 2025 (the “Compliance Period”).In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

As part of this effort, in August 2024, Gilbert Villarreal was appointed as President of the Company’s subsidiary, Ayro Operating Company, Inc., and has been leading the review of the Vanish, including working with the Company’s vendors and partners in connection with the Vanish.

Products

Our vehicles provide the end user an environmentally friendly alternative to internal combustion engine vehicles (cars powered by gasoline or diesel oil), for light duty uses, including low-speed logistics, maintenance services, cargo services, and personal/group transport in a quiet, zero emissions vehicle with a lower total cost of ownership.

Manufacturing Agreement with Linamar

On July 28, 2022, the Company partnered with Linamar Corporation (“Linamar”) a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA had an initial term of three years, with automatic renewal for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, the Company may terminate upon written notice within three days of completion of such change in control. On June 21, 2024, the Company notified Linamar of its intention not to renew the Linamar MLA. As a result, the Linamar MLA was effectively terminated in accordance with its terms on December 17, 2024. On January 13, 2025, the Company received $401,675 in cash as part of the final settlement of the Company’s obligations against funds advanced to Linamar, under the Linamar MLA.

Manufacturing Agreement with Lithion

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion, pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of December 31, 2024, the Company expensed $669,990 in prepaid inventory, with $541,160 under the agreement remained outstanding.

 Supply Chain Agreement

On December 21, 2023, the Company entered into a supply agreement (the “Athena Supply Agreement”) with Athena Manufacturing, LP (“Athena”), a provider of customizable sophisticated metal products. As part of the Athena Supply Agreement, the Company was able to submit requests for devices, component, component assembly, material part, or piece that is custom to the Company. On August 30, 2024, we terminated the Athena Supply Agreement with Athena pursuant to the terms of the Athena Supply Agreement, and in full settlement, we paid an amount of $289,205 for materials purchased.

Product Development and Future Strategy

As part of our ongoing evaluation of our business and product development strategy, we have written down our inventory to a carrying value of $0. This decision reflects the fact that we are actively reengineering the Vanish. While we remain committed to bringing the Vanish to market, we do not yet have an established customer base, and the reengineering process is still ongoing. Given that the final design, pricing and the timing of commercialization of the reengineered Vanish are still being determined, and there can be no assurances when any of the foregoing stages will be consummated, the usage of our inventory is currently uncertain. As a result, we have written down the inventory at this stage. However, we remain committed to bringing the Vanish to market and are committed to the reengineering process and progress toward commercialization.

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

As part of this effort, in August 2024, Gilbert Villarreal was appointed as President of the Company’s subsidiary, Ayro Operating Company, Inc., and has been leading the review of the Vanish, including working with the Company’s vendors and partners in connection with the Vanish.

Inventory Obsolescence

During the year ended December 31, 2024, $4,909,190 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish, which was part of a net realizable value adjustment related to the ongoing evaluation of our business and product development. Included in the impairment of inventory adjustment during the year ended December 31, 2024 was $476,340 related to physical inventory stock adjustments. For the year ended December 31, 2024, the Company wrote down $732,129 in prepaid inventory to cost of goods sold.

During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish, spare inventory for the 411x was written-off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

Impairment of Long-Lived Assets

During the year ended December 31, 2024, the Company recognized impairment losses totaling $1,659,835. This consisted of a $1,615,660 loss due to write down of idle fixed assets that were intended to be used in production of the Vanish, and $44,175 on impairment of right-of-use assets. The Company is actively engaged in refining the design and market positioning of the Vanish, and until a definitive sales price can be established for the re-engineered product, the impairment loss on fixed assets have been recorded. In addition, the impairment of the right-of-use asset is due to a sublease arrangement that necessitated a remeasurement of the asset’s carrying value.

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

During the year ended December 31, 2024, $4,909,190 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish, which was part of a net realizable value adjustment related to the ongoing evaluation of our business and product development. Included in the impairment of inventory adjustment during the year ended December 31, 2024 was $476,340 related to physical inventory stock adjustments. For the year ended December 31, 2024, the Company wrote down $732,129 in prepaid inventory to cost of goods sold.

During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish, spare inventory for the 411x was written-off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

Operating Expenses

Our operating expenses consist of general and administrative, sales and marketing and research and development expenses. Salaries and personnel-related costs, benefits, and stock-based compensation expense are the most significant components of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

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

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of our core business. Other (expense) income consists primarily of interest expense, unrealized gain/loss on marketable securities, the changes in fair value of the warrant and the derivative liability, vendor and legal settlements, and write-off of prepaid inventory as a result of vendor bankruptcy.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table sets forth our results of operations for each of the years set forth below:

	2024	2023	Change
Revenue	$63,777	$498,917	$(435,140)
Cost of goods sold	6,650,979	5,133,996	1,516,983
Gross loss	(6,587,202)	(4,635,079)	(1,952,123)
Operating expenses:
Research and development	1,493,202	7,418,026	(5,924,824)
Sales and marketing	990,471	1,721,191	(730,720)
General and administrative	8,646,301	14,382,132	(5,735,831)
Loss on impairment of long-lived assets	1,659,835	—	1,659,835
Total operating expenses	12,789,809	23,521,349	(10,731,540)
Loss from operations	(19,377,011)	(28,156,428)	8,779,417
Other income (expense):
Interest income	484,325	441,443	42,882
Change in fair value - warrant liability	10,956,900	(3,350,320)	14,307,220
Change in fair value - derivative liability	6,739,000	(4,253,000)	10,992,000
Unrealized gain (loss) on marketable securities	(98,315)	215,900	(314,215)
Realized gain on marketable securities	1,322,971	941,950	381,021
Legal settlement	(1,096,222)	—	(1,096,222)
Vendor settlement	(647,833)	—	(647,833)
Other income (expense), net	(39,294)	—	(39,294)
Net loss	$(1,755,479)	$(34,160,455)	$32,404,976

Revenue

Revenue was $63,777 for the year ended December 31, 2024, as compared to $498,917 for the year ended December 31, 2023, a decrease of 87.2%, or $435,140. The decrease in revenue was primarily due to a reduction of $426,612 in sales of vehicles deriving from the termination the MPA with Club Car and $11,640 decrease in shipping revenue.

Cost of goods sold and gross loss

Cost of goods increased by $1,516,983, or 29.5% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in cost of goods sold was mainly due to an increase of $1,860,705 in impairment of inventory adjustment related to the Vanish, which was part of a net realizable value adjustment related to the ongoing evaluation of the Company’s business and product development, an increase of $732,129 related to write-off in prepaid inventory, offset by a decrease of $983,953 in materials due to decrease in sales.

Research and development expenses

Research and development (“R&D”) expense was $1,493,202 for the year ended December 30, 2024, as compared to $7,418,026 for the year ended December 31, 2023, a decrease of $5,924,824, or 79.9%. The Company had a decrease of $3,363,078, $1,775,232, and $728,284 in R&D design costs, salaries and related personnel costs, and shop supplies, respectively. The decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2023, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $990,471 for the year ended December 31, 2024, as compared to $1,721,191 for the year ended December 31, 2023, a decrease of $730,720, or 42.5%. The Company had a decrease of $697,046 in salaries and related expenses, a decrease of $62,641 in bad debt expenses, and a decrease of $65,895 in travel and entertainment, offset by an increase of $317,229 associated with depreciation of fleet inventory.

General and administrative expenses

The majority of our operating losses from continuing operations resulted from general and administrative expenses. General and administrative expenses consist primarily of costs associated with our overall operations and with being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees. General and administrative expense was $8,646,301 for the year ended December 31, 2024, compared to $14,382,132 for the year ended December 31, 2023, a decrease of $5,735,831, or 39.9%. Salaries and related expenses decreased by $3,514,048 for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the decrease in headcount associated with the internal restructuring. Travel and entertainment decreased by $161,390 for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to reduced activities stemming from internal restructuring. Insurance decreased by $115,085 for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to shift in business activities. Dues and subscriptions decreased by $84,876 for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to adjustments of underutilized memberships and subscriptions. Consultants and professional services decreased by $127,859 for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to fewer engagements that required external professional services. Postage decreased by $203,387 for the year ended December 31, 2024 compared to the year ended December 31, 2023, and licenses and business taxes decreased by $202,846 for the year ended December 31, 2024 compared to the year ended December 31, 2023. Cost and associated expenses related to the issuance of Series H-7 Preferred Stock decreased by $1,246,454 for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Impairment of long-lived assets

For the year ended December 31, 2024, the Company recorded an increase of $1,659,835 related to loss on impairment of long-lived assets, consisted of a $1,615,660 loss due to write down of idle fixed assets that were intended to be used in the production of the Vanish, and $44,175 increase in impairment of right-of-use asset due to a remeasurement of the asset’s carrying value.

Other income and expense

For the year ended December 31, 2024, the Company recorded a $23,625,559 increase of net other income from a $42,882 increase in interest income on cash accounts, an increase in realized gains of $381,021 on marketable securities, offset by a decrease of $314,215 in the unrealized gain on marketable securities, an increase in vendor settlement expense of $647,833 from write-off due to vendor bankruptcy, and an increase in legal settlement expense of $1,500,000 reduced by $403,778 in release of warranty accrual due to the Club Car Settlement.

For the year ended December 31, 2024 and 2023, the Company recognized a gain of $6,739,000 and a loss of $4,253,000, respectively, for the change in fair value - derivative liability, an increase of $10,992,000 mainly due to the decrease in the trading price of the Company’s common stock and the decrease in carrying amount of derivative liability from redemptions of Series H-7 Preferred Stock. The gain for the change in fair value – derivative liability was due to the decrease in the fair value of the derivative liability associated with the Series H-7 Preferred Stock that were issued in August 2023.

The Company recognized a gain of $10,956,900 and a loss of $3,350,320 for the year ended December 31, 2024 and 2023, respectively, for the change in fair value - warrant liability, an increase of $14,307,220 primarily due to the decrease in the trading price of the Company’s common stock and the increase in the risk-free rate.

Liquidity and Capital Resources

As of December 31, 2024, we had $16,035,475 in cash and cash equivalents, $164,682 in restricted cash, $4,089,832 in marketable securities and working capital of $17,100,605. As of December 31, 2023, we had $33,440,867 in cash and cash equivalents, and $10,000,000 in restricted cash, and working capital of $44,670,150. The decrease in cash and cash equivalents and working capital was primarily a result of the payment of Series H-7 preferred stock redemptions, the Company’s operating loss, impairment write down of inventory and fixed assets, and internal restructuring. Our sources of cash since inception have been predominately from the sale of equity and debt.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at December 31, 2024 will not be sufficient to fund operations for at least the next twelve months following the date of this report. The Company has incurred recurring losses from operations and have insufficient liquidity to fund our future operations.

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into the Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 22,000 Series H-7 Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 2,750,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share, and (ii) warrants (“Warrants”) initially exercisable for up to an aggregate of 2,750,000 shares of common stock.

The shares of Series H-7 Preferred Stock are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”), which, following the Company’s one-for-eight reverse stock split effected on September 15, 2023 (the “Reverse Stock Split”) and pursuant to the stock combination event adjustment provisions in the Certificate of Designations, was subsequently reduced to $2.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Stock in 12 equal monthly installments from, and including, the applicable Installment Date (as defined in the Certificate of Designations). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment date was May 7, 2024 and August 7, 2024, as elected by the applicable investor.

The amortization payments due upon redemption of the Series H-7 Preferred Stock are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $0.744 (as adjusted for the Company’s Reverse Stock Split and subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Stock have the option to defer amortization payments or, subject to certain limitations as specified in the Certificate of Designations, can elect to accelerate installment conversion amounts.

The holders of the Series H-7 Preferred Stock are entitled to dividends of 8.0% per annum, compounded monthly, which are payable in cash or shares of common stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series H-7 Preferred Stock will accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Series H-7 Preferred Stock are also entitled to receive a dividend make-whole payment.

The Certificate of Designations provides that, except as required by applicable law, the holders of the Series H-7 Preferred Stock will be entitled to vote with holders of the common stock on an as converted basis, with the number of votes to which each holder of Series H-7 Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to $5.76 per share (as adjusted for the Reverse Stock Split), which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations.

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

The Certificate of Designations includes certain triggering events including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days, the Company’s failure to pay any amounts due to the holders of the Series H-7 Preferred Stock when due. In connection with a triggering event, each holder of Series H-7 Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series H-7 Preferred Stock at a premium set forth in the Certificate of Designations.

On December 2, 2024, the Company entered into a Wavier and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Amendment, the Company and the Required Holders agreed (i) to amend (a) the Certificate of Designations, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of the State of the State of Delaware (the “Certificate of Amendment”), and (b) the Purchase Agreement, such that, in each case, certain grants made to the Company’s directors on December 2, 2024, in the form of RSUs and fully vested restricted shares of common stock (the “Director Equity Grants”) under the AYRO, Inc. Long-Term Incentive Plan (as amended, the “Plan”), are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement), and (ii) that the Required Holders waive the applicability of certain other provisions of the Transaction Documents with respect to such Director Equity Grants.

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed (A) to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) the Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Certificate of Designations to (i) amend the restrictive covenant of the Certificate of Designations such that the Company is required from January 1, 2025 until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

Summary of Cash Flows

The following table summarizes the Company’s cash flows:

	For the Years Ended December 31,
	2024	2023
Cash Flows:
Net cash used in operating activities	$(13,315,402)	$(26,181,465)
Net cash provided by (used in) investing activities	$(3,064,499)	$8,893,614
Net cash provided by (used in) financing activities	$(10,860,809)	$21,632,156

Operating Activities

During the year ended December 31, 2024, we used $13,315,402 in cash from operating activities, a decrease in use of $12,866,063 compared to the cash used in operating activities of $26,181,465 during the year ended December 31, 2023. The decrease in cash used in operating activities was primarily a result of the decrease in operating loss adjusted for non-cash items, as the Company proceeds with the internal restructuring.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turnovers and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2024, we used $3,064,499 in cash from investing activities as compared to $8,893,614 of cash provided by investing activities during the year ended December 31, 2023, a decrease of $11,958,113. We used $68,997,205 to invest in marketable securities, and received $66,132,029 in proceeds from the sale of marketable securities, as compared to net cash provided of $11,006,654 from sale proceeds of marketable securities during the year ended December 31, 2023. The Company purchased $199,323 in property plant and equipment during the year ended December 31, 2024 as compared to $2,142,836 during the year ended December 31, 2023.

Financing Activities

During the year ended December 31, 2024, we used cash of $10,860,809 from financing activities as compared to $21,632,156 of cash provided by financing activities for the year ended December 31, 2023, a decrease of $32,492,965. The decrease in cash used was due to cash redemptions of the Series H-7 Preferred Stock of $10,198,929, payment for shares buyback of $376,630, and no proceeds from a private placement of preferred stock as of the year ended December 31, 2024, as compared to $21,632,156 of proceeds from the private placement of preferred stock, no cash redemptions of the Series H-7 Preferred Stock, and no payment of shares buyback for the year ended December 31, 2023.

Known Trends, Events, and Uncertainties

The emergence and effects of public health crises, such as pandemics and epidemics, along with geopolitical conflicts, including the consequences of the ongoing war between Russia and Ukraine and between Israel and various factors in the Middle East, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Executive Chairman concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded our internal control over financial reporting was not effective as of December 31, 2024, due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

Planned Remediation of Material Weaknesses

Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. Until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP to aid in the remediation efforts of the material weakness.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

The Appointment of Joseph Ramelli

On August 21, 2024, the Company appointed Joseph Ramelli to the position of Chief Financial Officer of the Company.

ITEM 9B. OTHER INFORMATION.

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed (A) to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) the Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Certificate of Designations to (i) amend the restrictive covenant of the Certificate of Designations such that the Company is required from January 1, 2025 until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company’s independent registered public accounting firm is Marcum LLP (PCAOB Firm ID No.: 688) located in Morristown, New Jersey. The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2024. Information relating to this item will be included in an amendment to this Annual Report on Form 10-K if the Company’s definitive proxy statement is not filed within such time.

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

Index to Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization by and among DropCar, Inc., ABC Merger Sub, Inc. and AYRO, Inc. dated December 19, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.2	Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated December 19, 2019 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019)

2.3	Amendment to Asset Purchase Agreement, by and among DropCar, Inc., DropCar Operating Company, Inc., DC Partners Acquisition, LLC, Spencer Richardson and David Newman, dated May 28, 2020 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1	Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective May 28, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective September 15, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023)

3.2	Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10 Q filed with the Securities and Exchange Commission on November 20, 2023)

3.2.1	Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2024).

3.2.2

Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

3.2.3**	Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock.
3.3	Amended and Restated Bylaws, effective May 28, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

3.3.1	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

3.3.2	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2021)

3.3.3	Third Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2023)

3.4	Certificate of Designations, Preferences and Rights of the Series H Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2015)

3.5	Certificate of Designations, Preferences and Rights of the Series H-3 Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on March 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2017).

3.6	Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020).

4.1	Palladium Holdings, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.2	Form of Spartan Capital Securities, LLC Finder’s Warrant issued in connection with the June 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.3	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.4	Form of Spartan Capital Securities, LLC Advisor’s Warrant issued in connection with the July 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.5	Palladium Holdings, LLC Advisor’s Warrant issued in connection with the July 23, 2020 Registered Direct Offering (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.6	Form of Pre-Funded Warrant issued in connection with the AYRO Private Placements (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.7	Form of Warrant issued in connection with the $850K AYRO Private Placement (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.8	Form of Warrant issued in connection with the $1.15M AYRO Private Placement (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.9	Form of Warrant issued in connection with the AYRO Bridge Loan (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.10	Form of Penny Warrant issued in connection with the Secured Loan (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

4.11	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.12	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020)

4.13	Form of Investor Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.14	Form of Palladium Warrant issued in connection with the January 2021 Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

4.15	Form of Placement Agent Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.16	Form of Spartan Common Stock Purchase Warrant issued in connection with the February 2021 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

4.17	Form of Warrant issued in connection with the August 2023 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

4.18**	Description of Capital Stock.

10.1	Form of AYRO Operating Private Placement Registration Rights Agreement, dated May 28, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.2†

AYRO, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.2.1†	First Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.2.2†

Second Amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan, dated September 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023).

10.2.3

Third Amendment to the AYRO, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024).

10.3†	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4†	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.6	Form of Securities Purchase Agreement, dated June 17, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2020)

10.7	Form of Securities Purchase Agreement, dated July 6, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2020)

10.8	Form of Securities Purchase Agreement, dated July 21, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2020)

10.9+	Master Procurement Agreement, dated March 5, 2019, by and among the Company and Club Car LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.10†	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.11†	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.12	Advisory Agreement, dated January 1, 2019, by and among the Company and Sustainability Consultants, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.12+	Form of Addendum to the Securities Purchase Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.13	Form of Securities Purchase Agreement, dated November 22, 2020, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020

10.14	Form of Securities Purchase Agreement, dated January 25, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021)

10.15	Form of Securities Purchase Agreement, dated February 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2021)

10.16	Employment Agreement, by and between the Company and David E. Hollingsworth, effective as of August 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2022)

10.17	Form of Purchase Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.18	Form of Registration Rights Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

49

10.19†

General Release and Severance Agreement, by and between the AYRO, Inc. and David E. Hollingsworth, dated as of March 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2024)

10.20†

Form of Restricted Stock and Cash-Settled Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.21

Form of Waiver and Amendment, dated December 2, 2024, by and between AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

10.22

Stock Repurchase Agreement, dated as of October 29, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2024)

10.23	Form of Omnibus Waiver and Amendment Agreement, dated March 30, 2025, by and between AYRO, Inc. and the investors party thereto.

19.1	AYRO, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2024).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

23.1**	Consent of Marcum LLP

31.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	AYRO, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
†	Management or compensatory plan or arrangement

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: March 31, 2025	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman
(Principal Executive Officer)
Dated: March 31, 2025	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joshua Silverman	Executive Chairman	March 31, 2025
Joshua Silverman	(Principal Executive Officer)

/s/ George Devlin	Director	March 31, 2025
George Devlin

/s/ Sebastian Giordano	Director	March 31, 2025
Sebastian Giordano

/s/ Zvi Joseph	Director	March 31, 2025
Zvi Joseph

/s/ Greg Schiffman	Director	March 31, 2025
Greg Schiffman

/s/ Wayne R. Walker	Director	March 31, 2025
Wayne R. Walker

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AYRO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AYRO, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Redeemable Preferred Stock and Derivative Liability

Critical Audit Matter Description

As discussed in Note 9 to the financial statements, the Company entered into a Securities Purchase Agreement during the year ended December 31, 2023, pursuant to which the Company agreed to sell to investors 22,000 shares of Series H-7 Convertible Preferred Stock for $22 million gross proceeds and were partially redeemed or converted to common stock during the year ended December 31, 2024. The Certificate of Designations includes certain triggering events that would require the Company to redeem in cash any or all of the holder’s Series H-7 Convertible Preferred Stock at a premium set forth in the Certificate of Designations, as well as features that are not clearly and closely related to the Series H-7 Convertible Preferred Stock.

Auditing the fair value of the embedded derivative liability at December 31, 2024 discussed above was challenging because of the complex provisions and required extensive audit effort. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and assumptions. Auditing those estimates and assumptions involved especially challenging auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s valuation process. We inspected the governing agreements for the transaction and, with the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology used, the reasonableness of the inputs and assumptions, and verified the accuracy and completeness of the underlying data utilized in the valuation of the embedded derivative liability. We also performed sensitivity analysis of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions to determine reasonableness of the valuation conclusions.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Morristown, New Jersey

March 31, 2025

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$16,035,475	$33,440,867
Restricted cash	164,682	10,000,000
Marketable securities	4,089,832	—
Accounts receivable, net of allowance for credit losses of $20,805 and $53,696 at December 31, 2024 and 2023, respectively	—	219,000
Inventory	—	3,431,982
Prepaid expenses and other current assets	972,245	1,887,782
Total current assets	21,262,234	48,979,631

Property and equipment, net	—	3,117,164
Operating lease – right-of-use asset	429,819	671,451
Deposits and other assets	46,665	95,532
Total assets	$21,738,718	$52,863,778

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,863,045	$2,456,258
Accrued expenses and other current liabilities	793,819	1,656,541
Accrued preferred stock redemption payable (H-7)	1,285,680	—
Current portion lease obligation – operating lease	219,085	196,682
Total current liabilities	4,161,629	4,309,481

Derivative liability	2,661,000	9,400,000
Warrant liability	2,362,900	13,319,800
Lease obligation - operating lease, net of current portion	283,742	502,831
Total liabilities	9,469,271	27,532,112

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 10,167 and 22,000 shares, at December 31, 2024 and 2023, respectively). Liquidation preference of $11,821,748 as of December 31, 2024.	7,587,518	11,193,939

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of December 31, 2024, and 2023, respectively) Liquidation preference of $1 as of December 31, 2024.	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of December 31, 2024 and 2023, respectively) Liquidation preference of $88 as of December 31, 2024.	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of December 31, 2024 and 2023, respectively)
Liquidation preference of $425 as of December 31, 2024.
Common Stock, ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 8,541,466 and 4,913,907 shares as of December 31, 2024 and 2023, respectively)	855	492
Additional paid-in capital	121,766,592	129,467,274
Accumulated deficit	(117,085,518)	(115,330,039)
Total stockholders’ equity	4,681,929	14,137,727
Total liabilities, mezzanine equity and stockholders’ equity	$21,738,718	$52,863,778

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenue	$63,777	$498,917
Cost of goods sold	6,650,979	5,133,996
Gross loss	(6,587,202)	(4,635,079)

Operating expenses:
Research and development	1,493,202	7,418,026
Sales and marketing	990,471	1,721,191
General and administrative	8,646,301	14,382,132
Loss on impairment of long-lived assets	1,659,835	—
Total operating expenses	12,789,809	23,521,349

Loss from operations	(19,377,011)	(28,156,428)

Other income (expense):
Interest income	484,325	441,443
Change in fair value - warrant liability	10,956,900	(3,350,320)
Change in fair value - derivative liability	6,739,000	(4,253,000)
Unrealized gain (loss) on marketable securities	(98,315)	215,900
Realized gain on marketable securities	1,322,971	941,950
Legal settlement	(1,096,222)	—
Vendor settlement	(647,833)	—
Other income (expense), net	(39,294)	—
Total other income (expense), net	17,621,532	(6,004,027)

Net loss prior to provision for income taxes	$(1,755,479)	$(34,160,455)

Provision for income taxes	—	—

Net loss	$(1,755,479)	$(34,160,455)

Dividends earned on Series H-7 convertible preferred stock	(2,425,599)	(697,991)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	(8,255,150)	(3,980,274)
Deemed dividend (Series H-5 warrants)	—	(199,000)

Net loss attributable to common stockholders	$(12,436,228)	$(39,037,720)

Net loss per share basic	$(2.02)	$(8.19)
Net loss per share diluted	$(2.02)	$(8.19)

Basic weighted average Common Stock outstanding	6,170,439	4,764,494
Diluted weighted average Common Stock outstanding	6,170,439	4,764,494

 The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2024 and 2023
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2023	—	$—	8	$—	1,234	$—	50	$—	4,655,205	$466	$133,227,507	$(81,169,584)	$52,058,389
Stock based compensation	—	—	—	—	—	—	—	—	—	—	59,624	—	59,624
Vested restricted stock	—	—	—	—	—	—	—	—	85,172	9	858,425	—	858,434
Issuance of convertible preferred stock, net of discounts and transaction costs of $15,484,324	22,000	6,515,674	—	—	—	—	—	—	—	—	—	—	—
Issuance of rounded shares as a result of the reverse stock split	—	—	—	—	—	—	—	—	173,530	17	(17)	—	—
Dividends (accrued Series H-7 Preferred)	—	697,991	—	—	—	—	—	—	—	—	(697,991)	—	(697,991)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	3,980,274	—	—	—	—	—	—	—	—	(3,980,274)	—	(3,980,274)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(34,160,455)	(34,160,455)
Balance, December 31, 2023	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	8,160	—	8,160
Vested restricted stock									914,551	91	705,498	—	705,589
Repurchase of cash-settled restricted stock	—	—	—	—	—	—	—	—	(375,329)	(38)	(285,212)	—	(285,250)
Shares buy-back	—	—	—	—	—	—	—	—	(418,478)	(42)	(376,588)	—	(376,630)
Shares issued for services									75,000	8	125,992		126,000
Preferred stock redemptions and conversions including cash premium	(11,833)	(13,740,284)	—	—	—	—	—	—	3,431,815	344	2,802,217	—	2,802,561
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(546,886)	—	(546,886)
Preferred stock dividends	—	1,878,713	—	—	—	—	—	—	—	—	(1,878,713)	—	(1,878,713)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	8,255,150	—	—	—	—	—	—	—	—	(8,255,150)	—	(8,255,150)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,755,479)	(1,755,479)
Balance, December 31, 2024	10,167	$7,587,518	8	$—	1,234	$—	50	$—	8,541,466	$855	$121,766,592	$(117,085,518)	$4,681,929

The accompanying notes are an integral part of these consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,755,479)	$(34,160,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,709,985	1,093,039
Loss on disposal of fixed asset	359,965	—
Loss on impairment of long-lived assets	1,659,835	—
Stock-based compensation	713,749	918,058
Shares issuance for services	126,000	—
Change in fair value - derivative liability	(6,739,000)	4,253,000
Change in fair value - warrant liability	(10,956,900)	3,350,320
Amortization of right-of-use asset	197,457	147,950
Bad debt expense	189,092	344,492
Unrealized gain (loss) on marketable securities	98,315	(215,900)
Realized gain on marketable securities	(1,322,971)	(941,950)
Impairment of inventory	4,909,190	3,048,485
Impairment of prepaid inventory	731,129	—
Realized loss on sale of fixed assets	—	40,181
Vendor settlements	547,847	—
Change in operating assets and liabilities:
Accounts receivable	29,908	(53,421)
Inventory	(1,794,806)	(5,510,086)
Prepaid expenses and other current assets	(76,484)	(408,937)
Deposits and other assets	22,491	500
Accounts payable	(618,362)	1,349,043
Accrued expenses and other current liabilities	(1,149,677)	724,246
Lease obligations - operating leases	(196,686)	(160,030)
Net cash used in operating activities	(13,315,402)	(26,181,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(199,323)	(2,142,836)
Proceeds from sale of marketable securities, net	66,132,029	11,006,654
Purchase of marketable securities	(68,997,205)	—
Proceeds from sale of fixed assets	—	70,500
Purchase of intangible assets	—	(40,704)
Net cash provided by (used in) investing activities	(3,064,499)	8,893,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of preferred stock, net of transaction costs	—	21,632,156
Payment of preferred stock redemption (Series H-7)	(10,198,929)	—
Payment of shares buyback	(376,630)	—
Repurchase of cash-settled restricted stock	(285,250)	—
Net cash provided by (used in) financing activities	(10,860,809)	21,632,156

Net change in cash, cash equivalents and restricted cash	(27,240,710)	4,344,305
Cash, cash equivalents and restricted cash, beginning of period	43,440,867	39,096,562
Cash, cash equivalents and restricted cash, end of period	$16,200,157	$43,440,867

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$57,791	$32,642
Accrual of Series H-7 convertible preferred stock dividends	$1,878,713	$697,991
Accretion of discounts to redemption value of H-7 convertible preferred stock	$8,255,150	$3,980,274
Accrued Series H-7 preferred stock redemption payable	$1,285,680	$—
Non-cash redemption of Series H-7 preferred stock	$2,802,561	$—
Prepaid insurance financed through accrued expenses	$286,955	$—
Initial fair value of warranty liability	$—	$9,969,480
Initial fair value of derivative liability	$—	$5,147,000
Deemed dividend Series H-5 Warrants	$—	$199,000
Deemed dividend Series H-7 warrants	$546,886	$—

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$16,035,475	$33,440,867
Restricted cash	164,682	10,000,000
Total cash, cash equivalents and restricted cash	$16,200,157	$43,440,867

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

On January 31, 2024, the Company began to implement an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the restructuring, the Company eliminated a substantial number of positions and re-evaluated its sales, marketing, and manufacturing functions. Additionally, in connection with its internal restructuring, the Company appointed Gilbert Villarreal as President of its subsidiary, AYRO Operating on August 21, 2024, and has been leading the review of the Vanish, working closely with vendors and third-party consultants to achieve the Company’s objectives of lowering the bill of materials (“BOM”) and overall manufacturing expenses. These efforts aim to lower the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish, with additional updates expected in the near term.

In December 2024, the Company entered into a partnership with GLV Ventures (“GLV”) for the engineering and manufacturing of the Company’s electric vehicle, the Vanish. The relationship will launch the re-engineering and manufacturing of the Vanish in the United States using its original specifications.

In December 2024, the Company was named a tier one supplier for General Motors (“GM”) through its partnership with GLV and has secured its first purchase order from one of the top three automotive manufacturers in the United States. The Company and GLV intend to supply GM as part of an increase in scope of their previously announced low-cost manufacturing and engineering efforts.

In February 2025, the Company announced the launch of its new robotics division, which will be focused on AI-driven, automated manufacturing of EVs and accompanying accessories.

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

As of December 31, 2024, the Company had cash and cash equivalents balance totaling $16,035,475, restricted cash of $164,682, and marketable securities of $4,089,832. The Company incurred net loss of $1,755,479, and had negative cash flow used in operations of $13,315,402 for the year ended December 31, 2024. In addition, overall working capital decreased by $27,569,545 during the year ended December 31, 2024. Management believes that the existing cash as of December 31, 2024 will not be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On July 18, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days between June 3, 2024, to July 17, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, and subsequently received an additional 180 calendar-day extension, or until July 14, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-K and Rule 8-02 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements.

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

The Company’s most significant estimates include marketable securities, revenue recognition, fair value measurements of warrant and derivative liabilities, accretion of preferred stock, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents, including balances held in the Company’s money market accounts. The Company maintains total cash balances in accounts which may exceed the federally insured limits. Management does not believe this results in any significant credit risk.

Restricted Cash

As of December 31, 2024, the Company held a restricted cash balance of $164,682. The Company made a deposit to the bank for their credit cards in the amount of $53,862 and is classified as restricted cash as of December 31, 2024. The remaining $110,980 is held in accordance with the Certificate of Designation (as defined in Note 9). As of December 31, 2023, $10,000,000 of cash was restricted in accordance with the Series H-7 Certificate of Designations.

Marketable Securities

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320 Investments-Debt and Equity Securities. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company held $4,089,832 and $0 in marketable securities as of December 31, 2024 and 2023, respectively.

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

Accounts Receivable, Net

In the normal course of business, the Company extends credit to customers. Accounts receivable, allowance for credit losses, reflect the net realizable value of receivables and approximate fair value. An allowance for credit losses is maintained and reflects the best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or that require an excessive collection cost are written off to the allowance for credit losses. As of December 31, 2024 and 2023, the Company had reserved an allowance for credit losses of $20,805 and $53,696, respectively. All account receivables are made on an unsecured basis.

Accounts receivable, net consists of amounts due from invoiced customers and product deliveries and were as follows:

	Years Ended December 31,
	2024	2023
Trade receivables	$20,805	$272,696
Less: Allowance for credit losses	(20,805)	(53,696)
	$—	$219,000

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

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends, and exercise is assessed with determinations made regarding the proper classification in the Company’s audited consolidated financial statements.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheet as of December 31, 2024 and 2023. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Segment Reporting

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Executive Chairman and Principal Executive Officer, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decision, allocating resources, and planning and forecasting for future periods.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has been transferred to the customer as an operating expense. The Company has reported shipping expenses of $21,699 and income of $6,034 for the years ended December 31, 2024 and 2023, respectively, included in General and Administrative Expenses.

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

Research and development costs

Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $1,493,202 and $7,418,026 for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The accounting for deferred income taxes represents management’s best estimate on the most likely future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain. As of December 31, 2024 and 2023, there were no accruals for uncertain tax positions.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). The Company recognizes all employee and non-employee share-based compensation as an expense in the consolidated financial statements on a straight-line basis over the requisite service period, based on the terms of the awards. Equity-classified awards principally related to stock options, restricted stock awards (“RSAs”) and equity-based compensation, are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of RSAs is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized ratably over the requisite service period based on the number of options or shares. Stock-based compensation is reversed for forfeitures in the period of forfeiture.

Stock options issued as compensation for services provided to the Company are accounted for based upon the fair value of the underlying equity instrument. The attribution of the fair value of the equity instrument is charged directly to compensation expense over the period during which services are rendered.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	As of December 31,
	2024	2023
Options to purchase Common Stock	7,666	38,696
Restricted stock unvested	—	36,235
Warrants outstanding	11,564,174	11,605,758
Preferred stock outstanding	5,911,629	12,379,067
Totals	17,483,469	24,059,756

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued Update 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and disclosure of significant expenses regularly provided to the CODM that are included within the reported measure of segment profit or loss. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new guidance for the year-ended December 31, 2024, on a retrospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements. (see Note 15)

Recent Accounting Pronouncements

In December 2023, the FASB issued Update 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income tax rate reconciliation, domestic and foreign income taxes paid, and unrecognized tax benefits. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

 In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to disclose additional information about specific expense categories. In January 2025, the FASB issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. These amendments are intended to provided more information about types of expenses in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

NOTE 4. REVENUES

Disaggregation of Revenue

Revenue disaggregated by type consists of the following:	Years Ended December 31,
	2024	2023
Revenue type:
Product revenue	$43,200	$469,812
Service revenue	19,511	—
Miscellaneous income	—	16,399
Shipping revenue	1,066	12,706
Total revenue	$63,777	$498,917

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

As of December 31, 2024, the accrued warranty reserve balance of $403,778 was no longer required. The warranty reserve was for Club Car product warranty, and upon the legal settlement, all claims were released against future warranties. As of December 31, 2024 and 2023, warranty reserves were recorded within accrued expenses of $0 and $401,440, respectively.

NOTE 5. INVENTORY

Inventory consisted of the following:

	As of December 31
	2024	2023
Raw materials	$—	$3,252,280
Work-in-progress	—	179,702
Finished goods	—	—

Total inventory, net	$—	$3,431,982

During the year ended December 31, 2024, depreciation for fleet inventory was $317,598. There were no vehicles in fleet inventory during the year ended December 31, 2023.

During the year ended December 31, 2024, $4,909,190 impairment of inventory adjustment was recorded in cost of goods sold, related to the Vanish, which was part of a net realizable value adjustment related to the ongoing evaluation of the Company’s business and product development. Included in the impairment of inventory adjustment during the year ended December 31, 2024 was $476,340 related to physical inventory stock adjustments. For the year ended December 31, 2024, the Company wrote down $732,129 in prepaid inventory to cost of goods sold.

During the year ended December 31, 2023, the Company determined that the 411x vehicle and all spare parts that were in inventory sourced from China that were specific to the 411x vehicle were obsolete as they are sold exclusively through Club Car. As a result, all inventory associated with the 411x vehicle was written off. During the year ended December 31, 2023, a $2,433,394 net realizable value adjustment was recorded related to the Vanish, spare inventory for the 411x was written off of $615,091, and $3,048,485 was expensed for impairment of inventory to cost of goods sold.

NOTE 6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2024	2023
Prepayments for inventory	$401,675	$1,524,831
Prepayments for insurance	172,221	227,945
Prepayments for software	93,316	37,203
Prepaid other	305,033	97,803
Total prepaid expenses and other current assets	$972,245	$1,887,782

During the year ended December 31, 2024, the Company expensed $547,847 in prepaid inventory pursuant to a vendor bankruptcy, and a separate write down in prepaid inventory of $732,129 related to the Vanish, which was part of a net realizable value adjustment related to the ongoing evaluation of the Company’s business and product development recorded to cost of goods sold.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Computer and equipment	$3,626,649	$3,619,041
Lease improvements	1,094,025	1,094,025
Computer software	113,575	495,295
Furniture and fixtures	357,280	395,703
	5,191,529	5,604,064
Less: Impairment of long-lived assets	(1,615,660)	—
Less: Accumulated depreciation	(3,575,869)	(2,486,900)
Total property and equipment, net	$—	$3,117,164

Depreciation expense for the years ended December 31, 2024 and 2023, was $1,366,011 and $1,074,684, respectively. Depreciation expense is allocated to cost of goods sold and operating expenses. As part of the Company’s ongoing evaluation of business and product development strategy, the Company recorded a $1,615,660 loss due to write down of idle fixed assets that were intended to be used in the production of the Vanish for the year ended December 31, 2024.

During the years ended December 31, 2024, the Company disposed of certain fixed assets, net of accumulated depreciation, of $359,965 and recognized a realized a loss on disposal of $32,928.

During the year ended December 31, 2023, the Company sold fixed assets and recognized realized loss on disposal of $40,181.

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued professional and consulting fees	$40,009	$497,719
Accrued severance	277,126	575,111
Accrued cash-settled restricted stock tax withholding	285,250	—
Accrued warranty reserve	—	401,440
Accrued expenses other	122,565	77,802
Accrued current liabilities	68,869	104,469
Total accrued expenses and other current liabilities	$793,819	$1,656,541

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

On September 14, 2023, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and made a corresponding change to the number of authorized shares of capital stock, effective September 15, 2023.

On September 15, 2023, the Company issued 173,530 shares of common stock as round up shares resulting from the Rreverse Stock Split (as defined herein).

During the year ended December 31, 2023, the Company issued 85,172 shares of common stock upon the vesting of restricted stock.

On October 29, 2024, the Company entered into a Stock Repurchase Agreement with a certain beneficial owner (the “Seller”) to repurchase a total of 418,478 shares of common stock from the Seller, at a purchase price of $0.90 per share, for an aggregate cash purchase price of $376,630. Pursuant to ASC 505-30-30-3, Acquisition of Treasury Stock, the repurchased shares are recorded at cost, with no gain or loss recognized upon the acquisition of treasury stock, regardless of any premium paid over the prevailing market price. As a result of the repurchase, the shares were immediately cancelled, thereby reducing total stockholder’ equity at their recorded cost.

On December 2, 2024, the Company modified certain restricted stock units granted under its Ayro 2020 Long Term Incentive Plan. As part of this modification, the Company granted 938,321 restricted stock units effective as of the modification date, to members of the Board of Directors, and concurrently cancelled 47,541 previously vested restricted stock units, of which 23,770 were issued and outstanding as of December 31, 2023, resulting in a net issuance of 914,551 shares of common stock. The incremental compensation expense from the restricted awards modification was $657,275. The modification was accounted for in accordance with ASC 718-20-35-8, Compensation — Stock Compensation: Modifications of Awards, which provides guidance on accounting for modifications that result in an incremental change in the fair value of the awards.

Upon the vesting of restricted stock awards, the Company allows recipients to satisfy their tax withholding obligations by electing to have the Company withhold a portion of the vested shares, rather than receiving the full amount of shares. During the year ended December 31, 2024, the Company withheld 375,329 shares of common stock with a total fair value of $285,250 for recipients tax withholding obligations, based on closing market price of the Company’s stock on the vesting date. The shares withheld for tax withholding obligations were immediately cancelled. At the end of December 31, 2024, the tax withholding liability of $285,250 was included in accrued expenses. During the year ended December 31, 2023, no common shares were withheld from vested restricted stock awards by the Company for tax withholding obligations.

For the year ended December 31, 2024, the Company issued 3,431,815 shares of common stock upon the redemption and/or conversion of the Series H-7 Preferred Stock. There were no shares of common stock issued from the Serie H-7 Preferred Stock redemptions and conversions for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company issued 75,000 shares of common stock related to vendor services obligations of $126,000.

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

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $28.80 per share, which was then further reduced to $20.00 under the anti-dilution adjustment provision, subject to a 9.99% blocker provision and then decreased to $5.76 upon the Company’s one-for-eight reverse stock split effective on September 15, 2023 (“Reverse Stock Split”). The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $5.76. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of the Company common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

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

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Series H-7 Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Series H-7 Investors”) in a private placement (the “Series H-7 Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Shares”), and (ii) warrants (the “Series H-7 Investor Warrants”) initially exercisable for up to an aggregate of 2,750,000 shares of common stock at a conversion price of $8.00 per share. The Company raised gross proceeds of $22,000,000 from the sale, which closed on August 10, 2023.

In connection with the Private Placement, pursuant to an Engagement Letter (the “Palladium Engagement Letter”), dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an initial exercise price of $8.00 per share (subsequently reduced to $2.00 per share pursuant to a Stock Combination Event Adjustment following the Reverse Stock Split) and a five-year term.

The Series H-7 Preferred Shares are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 (the “Conversion Price”), which, following the Company’s Reverse Stock Split and pursuant to the stock combination event adjustment provisions in the Series H-7 Certificate of Designations, was subsequently reduced to $2.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Shares in 12 equal monthly installments from, and including, the applicable Installment Date (as defined in the Series H-7 Certificate of Designations). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment dates were May 7, 2024 and August 7, 2024, as elected by the applicable investor.

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

The Series H-7 Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations), and 4) variable share-settled installment conversion, see Note 13. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $5,147,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 75.0%, (ii) the time to maturity of 1.48 years, (iii) a discounted market interest rate of 12.2%, (iv) dividend rate of 8.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 14.8%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series H-7 Preferred Shares. During the year ended December 31, 2023, the Company recorded a total discount of $15,484,324 upon issuance of the Series H-7 Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $5,147,000, stock issuance costs of $563,324, of which $367,844 was paid in cash and $195,480 was allocated as the Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Investor Warrants of $9,774,000. As of December 31, 2024 and 2023, it is probable that the Series H-7 Preferred Shares will be redeemed. In accordance with ASC 480-10-S99-3A the Company is accreting the discount on the effective interest method and $8,255,150 and $3,980,274, respectively, was recorded as a deemed dividend during the years ended December 31, 2024 and 2023. (Note 13)

The certificate of designations for the Series H-7 Preferred Shares (the “Series H-7 Certificate of Designations”) contains certain restrictive provisions, including (i) a requirement to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to (a) until December 31, 2023, at least $20,000,000 plus the net proceeds from the sale of the Series H-7 Preferred Shares pursuant to the Series H-7 Purchase Agreement, and (b) from January 1, 2024 and until an aggregate of eighty percent (80%) of the Series H-7 Preferred Shares have been converted into shares of common stock, at least $21,000,000, and (ii) a requirement to deposit an amount equal to $10,000,000 from the Private Placement proceeds into a newly established segregated deposit account of the Company (“Segregated Cash”), and to use such Segregated Cash solely for the purpose of performing the Company’s monetary obligations to the holders of the Series H-7 Preferred Shares, provided, however, that the Company may use the Segregated Cash for any purpose, including general corporate purposes, with the prior written consent of holders of at least 75% of the outstanding Series H-7 Preferred Shares. As of December 31, 2024, the Company was not in compliance with the restrictive provisions as discussed below.

On December 2, 2024, the Company entered into a Wavier and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Amendment, the Company and the Required Holders agreed (i) to amend (a) the Certificate of Designations, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”), and (b) the Purchase Agreement, such that, in each case, the Director Equity Grants are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement), and (ii) that the Required Holders waive the applicability of certain other provisions of the Transaction Documents with respect to such Director Equity Grants. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of December 2, 2024.

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed (A) to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) the Series H-7 Purchase Agreement, to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Series H-7 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H-7 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Series H-7 Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Certificate of Designations to (i) amend the restrictive covenant of the Certificate of Designations such that the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

As of December 31, 2024, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $1,285,680 representing the cash payable to investors which includes $1,049,222 of the stated value of the Series H-7 Preferred Shares, $175,235 of accrued dividends payable, and $61,233 for the cash premium which was recognized as a deemed dividend. During the year ended December 31, 2024, the Company redeemed a total of 11,833 Series H-7 Preferred Shares for cash equal to $10,198,929 and issued 3,431,815 shares of Common Stock, elected pursuant to the terms of the Series H-7 Certificate of Designations, worth $2,802,561.

During the year ended December 31, 2024, the Company recognized $2,425,599 of net preferred dividends which is comprised of $1,878,713 and $546,886 of accrued and deemed dividends for cash premium for installment redemptions ultimately settled in shares of Common Stock.

Common Stock Warrants

H-7 Warrants

Pursuant to the Private Placement described above, the Company issued to Investors, H-7 Warrants initially exercisable for 2,750,000 shares of common stock. In addition, pursuant to the Palladium Engagement Letter in connection with the Private Placement, the Company issued Placement Agent Warrants initially exercisable for 55,000 shares of common stock with the same terms. The Placement Agent Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 but are subject to liability classification as they would be required to be classified as liabilities in accordance with ASC 815.

The H-7 Warrants are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable exercise price. The exercise price of the H-7 Warrants are subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price. As a result of the Reverse Stock Split, the exercise price of the Series H-7 Warrants was adjusted from $8.00 to $2.00 and the number of shares of common stock issuable upon exercise of the Warrants was adjusted proportionally to an additional 8,415,000 shares of common stock.

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

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2022	763,253	$58.40	1.32
Granted	11,313,940	2.00	—
Expired	(471,435)	58.40	—
Outstanding at December 31, 2023	11,605,758	3.42	4.42
Expired	(41,584)	$58.68	—
Outstanding at December 31, 2024	11,564,174	$3.19	3.44

As of December 31, 2024, all H-7 Warrants to purchase common stock are all exercisable.

NOTE 10. STOCK BASED COMPENSATION

AYRO 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the AYRO, Inc. 2020 Long Term Incentive Plan for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards. The Company has reserved a total of 1,229,956 shares of its common stock pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, including shares of restricted stock that have been issued. On December 30, 2024, the Company’s stockholder approved an amendment to the AYRO, Inc. 2020 Long-Term Incentive Plan to increase the reserved shares of its common stock by 3,000,000, to a total of 4,229,956 shares. The Company has 3,038,916 shares available for future issuance remaining under this plan as of December 31, 2024.

AYRO 2017 Long Term Incentive Plan

The Company has reserved a total of 59,748 shares of its common stock pursuant to the AYRO, Inc. 2017 Long-Term Incentive Plan. At December 31, 2024, no shares remained available for grant under future awards under the 2017 Long-Term Incentive Plan, and in connection with the 2020 Long-Term Incentive Plan, the remaining unissued amounts were cancelled.

DropCar Amended and Restated 2014 Equity Incentive Plan

The Company’s equity incentive plan created in 2014 (the “2014 Plan”) was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Plan, 17,666 shares of common stock were reserved for issuance. The Company had 7,666 shares of common stock outstanding and no shares available for grant under the 2014 Plan at December 31, 2024.

Stock-based compensation, including restricted stock awards and stock options is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2024	2023
Research and development	$3,810	$24,240
Sales and marketing	453	6,053
General and administrative	709,486	887,765
Total	$713,749	$918,058

At December 31, 2024, all stock-based compensation expense had been fully recognized by the Company.

Options

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2022	97,240	$49.20	7.56
Forfeitures	(58,544)	23.57	—
Outstanding at December 31, 2023	38,696	$90.99	6.53
Forfeitures	(31,030)	16.54	—
Outstanding at December 31, 2024	7,666	$330.00	3.45

Of the outstanding options, stock options to purchase up to 7,666 were vested and exercisable as of December 31, 2024. At December 31, 2024, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $8,158 and $59,624 of stock option expense for the years ended December 31, 2024 and 2023, respectively.

Restricted Stock

The following table reflects the restricted stock activity:

	Number of Shares	Weighted Average Grant Price
Outstanding at December 31, 2023	36,235	$4.01
Granted	938,321	0.78
Vested	(938,321)	0.78
Forfeited	(36,235)	4.01
Outstanding at December 31, 2024	—	$—

On December 2, 2024, pursuant to the AYRO, Inc. 2020 Long-Term Incentive Plan, the Company granted 938,321 shares of restricted stock to non-executive directors. As of December 31, 2024, all shares of restricted stock were vested and issued. (See Note 9)

The Company recognized compensation expense related to all restricted stock during the years ended December 31, 2024 and 2023, of $705,591 and $858,434, respectively.

NOTE 11. CONCENTRATIONS AND CREDIT RISK

Revenues

There were no significant revenue concentrations for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company’s revenues from the company’s four largest customers were approximately 23%, 18%, 16%, and 11%.

 Accounts Receivable

As of December 31, 2024, there were no significant accounts receivable concentrations. Four customers accounted for approximately 82% of the Company’s gross accounts receivable for the year ended December 31, 2023. During the year ended December 31, 2023, the Company’s accounts receivable for the four customers were approximately 32%, 27%, 12%, and 11%.

Purchasing

There were no significant supplier concentrations for the year ended December 31, 2024. One supplier accounted for approximately 36% of the Company’s purchases of raw materials for the year ended December 31, 2023.

NOTE 12. COMMITMENTS AND CONTINGENCIES

 Manufacturing Agreements

On July 28, 2022, the Company partnered with Linamar Corporation (“Linamar”) a Canadian manufacturer, in a manufacturing agreement (the “Linamar MLA”) to provide certain sub assembly and assembly parts, including the cabin frame and skate for the Vanish (collectively, the “Products”). During the term of the Linamar MLA, Linamar has the exclusive right to supply the Products to the Company, subject to certain exceptions. The Linamar MLA has an initial term of three years and will automatically renew for successive two-year terms unless either party has given at least 12 months’ written notice of nonrenewal. Either party may terminate the Linamar MLA at any time upon 12 months’ written notice, and in the event of a change in control of the Company prior to the end of the initial term, the Company may terminate upon written notice within three days of completion of such change in control. On June 21, 2024, the Company notified Linamar of its intention not to renew the Linamar MLA. As a result, the Linamar MLA was terminated in accordance with its terms on December 17, 2024. On January 13, 2025, the Company received $401,675 in cash as part of the final settlement of the Company’s obligations against funds advanced to Linamar, under the Linamar MLA.

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of December 31, 2024, the Company expensed $669,990 in prepaid inventory, with $541,160 under the Lithion Purchase Agreement remained outstanding.

Supply Chain Agreements

On December 21, 2023, the Company entered into a supply agreement (the “Athena Supply Agreement”) with Athena Manufacturing, LP (“Athena”), a provider of customizable sophisticated metal products. As part of the Athena Supply Agreement, the Company was able to submit requests for devices, component, component assembly, material part, or piece that is custom to the Company. On August 30, 2024, the Company terminated the Athena Supply Agreement with Athena, and in full settlement, the Company paid an amount of $289,205 for materials purchased.

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

On March 23, 2018, the Company was made aware of an audit being conducted by the New York State Department of Labor (the “DOL”) regarding a claim filed by an employee. The DOL is investigating whether the Company properly paid overtime, for which the Company has raised several defenses. In addition, the DOL is conducting its audit to determine whether the Company owes spread of hours pay (non-exempt worker whose workday is longer than ten hours must receive an extra hour of pay at the basic minimum hourly rate).

On October 20, 2023, Club Car filed a complaint against the Company in the Superior Court of Columbia County, Georgia (Civil Action File No.2023ECV0838) (the “Club Car Complaint”), alleging that the Company had breached its contractual obligations to Club Car under a master procurement agreement (the “MPA”) entered into by and among AYRO Operating Company, Inc., the Company’s subsidiary (“AYRO Operating”), and Club Car on March 5, 2019 due to alleged defects in the vehicles sold to Club Car and the Company’s termination of warranty support following termination of the MPA. During December 2024, the Company entered into a $1.5 million settlement agreement with Club Car, resolving all claims asserted in or arising from the litigation. As of December 31, 2024, the related accrued warranty reserve balance of $403,778 was no longer required and applied against the $1.5 million legal settlement. The warranty reserve was for Club Car product warranty, and upon the legal settlement, all claims were released against future warranties.

In February of 2024, Inventus Power, Inc. filed a complaint against the Company in the Circuit Court of the Eighteenth Judicial Circuit, County of DuPage, Illinois, alleging that the Company failed to pay invoices for certain battery packs and related equipment. In April of 2024, the Company filed counterclaims asserting that the battery packs in question were defective and not in compliance with contractual specifications. In August of 2024, the parties entered into a confidential settlement agreement, pursuant to which they agreed to dismiss with prejudice the claims and counterclaims in this lawsuit. The settlement agreement did not have a material impact on the Company’s results of operations or financial condition.

Lease Agreements

In 2019, the Company entered into a new lease agreement for office and manufacturing space (the “2019 Lease”). The 2019 Lease commencement date was January 16, 2020. Prior to the commencement date of the 2019 Lease, the Company leased other office and manufacturing space on a short-term basis. The Company determined if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. These leases provide the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, as such, the contract is, or contains, a lease. In connection with the adoption of ASC 842, Leases (ASC 842), the Company has elected to treat the lease and non-lease components as a single component.

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

The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10.41%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The Company currently has no finance leases.

During the year ended December 31, 2024, the Company reassessed the carrying value of its right-of-use asset due to a sublease arrangement and concluded that the carrying amount of the right-of-use asset exceeded its estimated recoverable amount. Consequently, an impairment charge of $44,175 was recognized in the consolidated statement of operations for the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating lease were $254,277 and $247,533, respectively. Total lease expense is allocated to selling, general and administration expense, and cost of goods sold. The components of lease expense (within different expense groupings) consist of the following:

	Years Ended December 31,
	2024	2023
Operating lease expense	$244,785	$244,785
Short-term lease expense	190,203	479,695
Total lease cost	$434,988	$724,480

Balance sheet information related to leases consists of the following:

	December 31,
	2024	2023
Assets
Operating lease – right-of-use asset	$429,819	$671,451
Total lease assets	$429,819	$671,451

Liabilities
Current liabilities:
Lease obligation – operating lease	$219,085	$196,682
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	283,742	502,831
Total lease liability	$502,827	$699,513

As of December 31, 2024, the weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	2.20
Weighted average discount rate – operating lease	10.41%

Future minimum lease payment under non-cancellable lease as of December 31, 2024 are as follows:

Operating Leases
2025	$261,223
2026	268,378
2027	44,929
Total minimum lease payments	574,530
Less: effects of discounting	(71,703)
Present value of future minimum lease payments	$502,827

NOTE 13. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2024 and 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2024 and 2023, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities	1	$4,089,832	$-
Cash and cash equivalent - money market account	1	$13,891,997	$1,805,597
Liabilities:
Warrant liability	3	$2,362,900	$13,319,800
Derivative liability	3	$2,661,000	$9,400,000

The following tables set forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of warrants	9,969,480
Change in fair value of warrant liability	3,350,320
Balance on December 31, 2023	$13,319,800
Change in fair value of warrant liability	(10,956,900)
Balance on December 31, 2024	$2,362,900

During the years ended December 31, 2024 and 2023, the Company recorded income of $10,956,900 and loss of $3,350,320, respectively, related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the consolidated statements of operations. The fair value of the H-7 Warrants of $2,362,900 was estimated at December 31, 2024, utilizing the Black Scholes Model using a stock price of $0.68, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 3.61 years; (iii) equity volatility of 75.0%; and (iv) a risk-free interest rate of 4.30%. The fair value of the H-7 Warrants of $13,319,800 was estimated at December 31, 2023, utilizing the Black Scholes Model using a stock price of $1.76, an exercise price of $2.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) remaining term of 4.61 years; (iii) equity volatility of 90.00%; and (iv) a risk-free interest rate of 3.87%.

The following tables set forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	5,147,000
Change in fair value of bifurcated embedded derivative	4,253,000
Balance on December 31, 2023	$9,400,000
Change in fair value of derivative liability	(6,739,000)
Balance on December 31, 2024	$2,661,000

During the years ended December 31, 2024 and 2023, the Company recorded income of $6,739,000 and loss $4,253,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the consolidated statements of operations. The Company estimated the $2,661,000 fair value of the bifurcated embedded derivative at December 31, 2024, using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 70.0%; (ii) the time to maturity of 0.58 years; (iii) a discounted market interest rate of 9.1%; (iv) dividend rate of 8.0%; (v) a penalty dividend rate of 15.0%; and (vi) probability of default of 15.1%. As of December 31, 2024, the Series H-7 Preferred Shares are convertible into 5,910,874 shares of the Company’s common stock.

During the year ended December 31, 2023, the Company estimated $9,400,000 fair value of the bifurcated embedded derivative using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 85%, (ii) the time to maturity of 1.1 years, (iii) a discounted market interest rate of 5.9%, (iv) dividend rate of 8%, (v) a penalty dividend rate of 15%, and (vi) probability of default of 5.2%. As of December 31, 2023, the Series H-7 Preferred Shares were convertible into 12,378,321 shares of the Company’s common stock.

NOTE 14. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Income tax benefit at statutory U.S. federal rate	$(368,651)	$(7,165,506)
Equity issuance costs	—	267,864
Warrant liability	(2,300,949)	703,567
Derivative liability	(1,415,190)	884,940
Equity based compensation	217,188	874,366
Income tax expense/(benefit) attributable to U.S. states	(2,372)	(28,316)
Change in valuation allowance	4,024,907	4,348,711
Change in state tax rate	(64,328)	114,374
Return to provision adjustments	(91,202)	—
Other	597	—
Total tax expense	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$24,007,075	$19,958,440
Intangible assets	78,264	80,797
Capitalized research and development expense	2,203,714	2,437,176
Equity based compensation	—	74,109
Lease liability	108,573	147,709
Warrants	22,405	116,639
Other	531,543	180,979
Deferred tax assets	26,951,574	22,995,849

Deferred tax liabilities
ROU asset	(92,809)	(141,783)
Other	(25,020)	(45,228
Deferred tax liabilities	(117,829)	(187,011)

Valuation allowance	(26,833,745)	(22,808,838)
Net deferred tax asset/(liability)	$—	$—

The valuation allowance recorded by the Company as of December 31, 2024, and 2023 resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized.  The cumulative valuation allowance as of December 31, 2024 and 2023, is $26.8 million and $22.8 million, respectively, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

Management does not believe that there are significant uncertain tax positions in 2024 and 2023. There are no interest and penalties related to uncertain tax positions in 2024 and 2023.

The Company has federal net operating loss carryforwards of $101,941,194 and $83,120,531 as of December 31, 2024 and 2023, respectively. $995,801 of the federal net operating loss is subject to a 20 year carry forward, with a portion beginning to expire in 2036. $100,945,393 of the federal net operating loss has an indefinite carry forward period. The Company has State net operating loss carryforwards totaling $56,427,513 and $66,877,457 at December 31, 2024 and 2023. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

The following table sets for the tax years subject to examination for the major jurisdictions where the Company conducted business in the prior years and as of December 31, 2024.

Federal	2021 to 2024
Texas and Georgia	2020 to 2024

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $1,493,202 and $7,418,028 during the years ended December 31, 2024 and 2023, respectively. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

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

NOTE 15. SEGMENT REPORTING

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Executive Chairman and Principal Executive Officer, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decision, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Years Ended December 31,
	2024	2023
Consulting expenses	$4,578,735	$8,048,238
Personnel expenses	3,336,242	9,322,570
Other expenses*	4,874,832	6,150,541
Total operating expenses	$12,789,809	$23,521,349

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

NOTE 16. RELATED-PARTY TRANSACTIONS

Gilbert Villarreal, the president of AYRO Operating, through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. As of December 31, 2024, the Company has paid Mr. Villarreal an aggregate of $270,325 for such services performed, which is in addition to the compensation paid to Mr. Villarreal as President of AYRO Operating. As of December 31, 2024, the Company has accrued a related party liability of $103,717.

NOTE 17. SUBSEQUENT EVENTS

As of March 31, 2025, the Company made payments totaling $3,545,971 for redemptions of Series H-7 Convertible Preferred Stock pursuant to the terms of the Series H-7 Convertible preferred Stock Certificate of Designation.

On March 11, 2025, the Company entered into a sublease agreement (the “Sublease Agreement”) for the Company’s Round Rock, Texas, location with a third-party (the “Sublessee”). Per the terms of the Sublease Agreement the sublease shall commence on April 1, 2025, and expire on February 28, 2027 with an escalating rent schedule. The Sublessee will pay rent to the Company at a monthly rate of $19,971.31 for the first 12 months and then $20,570.46 for the remaining 11 months. The Company remains bound to the Landlord for all liabilities and obligations of the Company under the original lease.

