Form 10-Q
period 2025-03-31
AYRO, Inc.
filed 2025-05-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 8,541,466 shares of common stock outstanding.

AYRO, INC.

QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$12,818,283	$16,035,475
Restricted cash	109,215	164,682
Marketable securities	2,479,725	4,089,832
Prepaid expenses and other current assets	326,720	972,245
Total current assets	15,733,943	21,262,234
Operating lease – right-of-use asset	381,267	429,819
Deposits and other assets	39,962	46,665
Total assets	$16,155,172	$21,738,718

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,657,539	$1,863,045
Accrued expenses and other current liabilities	780,127	793,819
Accrued preferred stock redemption payable (H-7)	4,483,211	1,285,680
Current portion lease obligation – operating lease	226,614	219,085
Total current liabilities	7,147,491	4,161,629

Derivative liability	1,130,000	2,661,000
Warranty liability	1,282,300	2,362,900
Lease obligation - operating lease, net of current portion	224,425	283,742
Total liabilities	9,784,216	9,469,271

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 4,667 and 10,167 shares, at March 31, 2025 and December 31, 2024, respectively). Liquidation preference of $5,417,161 as of March 31, 2025.	3,364,603	7,587,518

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2025 and December 31, 2024, respectively) Liquidation preference of $1 as of March 31, 2025.	—	—
Convertible Preferred Stock Series H-3 ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of March 31 , 2025 and December 31, 2024, respectively) Liquidation preference of $66 as of March 31, 2025.	—	—
Series H-6 Convertible Preferred Stock ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of March 31, 2025 and December 31, 2024, respectively)
Liquidation preference of $319 as of March 31, 2025.
Common Stock ($0.0001 par value; authorized – 200,000,000 shares; issued and outstanding – 8,541,466 shares as of March 31, 2025, and December 31, 2024, respectively)	855	855
Additional paid-in capital	119,246,005	121,766,592
Accumulated deficit	(116,240,507)	(117,085,518)
Total stockholders’ equity	3,006,353	4,681,929
Total liabilities, mezzanine equity and stockholders’ equity	$16,155,172	$21,738,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$58,351
Cost of goods sold	—	1,183,207
Gross loss	—	(1,124,856)

Operating expenses:
Research and development	307,730	760,417
Sales and marketing	—	268,355
General and administrative	1,665,822	3,062,326
Total operating expenses	1,973,552	4,091,098

Loss from operations	(1,973,552)	(5,215,954)

Other income (expense):
Interest income	26,240	153,298
Change in fair value - warrant liability	1,080,600	1,072,800
Change in fair value - derivative liability	1,531,000	9,000
Unrealized loss on marketable securities	(71,707)	(35,019)
Realized gain on marketable securities	211,062	377,123
Other income, net	41,368	—
Total other income, net	2,818,563	1,577,202

Net income (loss) prior to provision for income taxes	$845,011	$(3,638,752)

Provision for income taxes	—	—

Net income (loss)	$845,011	$(3,638,752)

Dividends earned on Series H-7 convertible preferred stock	(833,733)	(452,086)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	(1,686,854)	(3,095,473)

Net loss attributable to common stockholders	$(1,675,576)	$(7,186,311)

Net loss per share basic	$(0.20)	$(1.46)
Net loss per share diluted	$(0.20)	$(1.46)

Basic weighted average Common Stock outstanding	8,541,466	4,929,490
Diluted weighted average Common Stock outstanding	8,541,466	4,929,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2025
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	10,167	$7,587,518	8	$—	1,234	$—	50	$—	8,541,466	$855	$121,766,592	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	4,667	$3,364,603	8	$—	1,234	$—	50	$—	8,541,466	$855	$119,246,005	$(116,240,507)	$3,006,353

	Three Months Ended March 31, 2024
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	8	$—	1,234	$—	50	$—	4,913,907	$492	$129,467,274	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested restricted stock	—	—	—	—	—	—	—	—	23,771	2	48,312	—	48,314
Dividends (Accrued Series H-7 Preferred)	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	8	$—	1,234	$—	50	$—	4,937,678	$494	$125,980,425	$(118,968,791)	$7,012,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$845,011	$(3,638,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,703	340,232
Stock-based compensation	—	60,712
Change in fair value - derivative liability	(1,531,000)	(9,000)
Change in fair value - warrant liability	(1,080,600)	(1,072,800)
Amortization of right-of-use asset	48,552	47,638
Bad debt expense	—	68,297
Unrealized loss on marketable securities	71,707	35,019
Realized gain on marketable securities	(211,062)	(377,123)
Impairment of inventory	—	766,248
Change in operating assets and liabilities:
Accounts receivable	—	12,879
Inventory	—	(1,010,767)
Prepaid expenses and other current assets	645,525	477,592
Deposits and other assets	—	6,267
Accounts payable	(205,506)	(137,183)
Accrued expenses and other current liabilities	(13,692)	(204,153)
Lease obligations - operating leases	(51,788)	(47,150)
Net cash used in operating activities	(1,476,150)	(4,682,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	18,100,000	5,750,000
Purchase of marketable securities	(16,350,538)	(29,048,533)
Net cash provided by (used in) investing activities	1,749,462	(23,298,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock redemption (Series H-7)	(3,545,971)	—
Net cash used in financing activities	(3,545,971)	—

Net change in cash, cash equivalents and restricted cash	(3,272,659)	(27,980,577)
Cash, cash equivalents and restricted cash, beginning of period	16,200,157	43,440,867
Cash, cash equivalents and restricted cash, end of period	$12,927,498	$15,460,290

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$—	$57,086
Accrual of Series H-7 convertible preferred stock dividends	$494,818	$452,086
Deemed dividend Series H-7 warrants	$338,915	$—
Accretion of discounts to redemption value of H-7 convertible preferred stock	$1,686,854	$3,095,473
Accrued Series H-7 preferred stock redemption payable	$6,404,587	$—

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$12,818,283	$5,460,290
Restricted cash	109,215	10,000,000
Total cash, cash equivalents and restricted cash	$12,927,498	$15,460,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), is a Delaware corporation headquartered in New York, New York. The Company, and its wholly-owned subsidiary, are principally engaged in manufacturing and sales of environmentally conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly to customers and to dealers in the United States.

Strategic Review

In February 2025, the Company announced the launch of its new robotics division, which will be focused on AI-driven, automated manufacturing of EVs and accompanying accessories.

NOTE 2. LIQUIDITY AND GOING CONCERN

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

As of March 31, 2025, the Company had cash and cash equivalents balance totaling $12,818,283, restricted cash of $109,215, and marketable securities of $2,479,725. The Company had net income of $845,011 as a result of the non-cash changes in the warrant liability and the derivative liability for the three months ended March 31, 2025, and negative cash flow used in operations of $1,476,150 for the three months ended March 31, 2025. In addition, overall working capital decreased by $8,514,153 during the three months ended March 31, 2025. Management believes that the existing cash as of March 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these unaudited condensed consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the financial statements. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.

Reclassification

Certain line items in the unaudited condensed consolidated statements of cashflows for the three months ended March 31, 2024, have been reclassified to conform to the comparative period presentation for the three months ended March 31, 2025, primarily the presentation on the proceeds and purchases of marketable securities, which were previously presented net as change in marketable securities, net, are now shown gross as proceeds from sale of marketable securities and purchase of marketable securities. These reclassifications have no effect on net cash provided by (used in) investing activities or on total cash flows.

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase Common Stock	7,666	33,696
Warrants outstanding	11,564,174	11,592,784
Preferred stock outstanding	2,709,336	12,639,489
Totals	14,281,176	24,265,969

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Prepayments for inventory	$—	$401,675
Prepayments for insurance	78,642	172,221
Prepayments for software	95,962	93,316
Prepaid other	152,116	305,033
Total prepaid expenses and other current assets	$326,720	$972,245

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued professional and consulting fees	$125,222	$40,009
Accrued severance	247,333	277,126
Accrued cash-settled restricted stock tax withholding	285,250	285,250
Accrued expenses other	122,322	122,565
Accrued current liabilities	—	68,869
Total accrued expenses and other current liabilities	$780,127	$793,819

NOTE 7. STOCKHOLDERS’ EQUITY

Series H-7 Preferred Stock

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations (the “Series H-7 Certificate of Designations”) for the Series H-7 Convertible Preferred Stock (“Series H-7 Preferred Stock”), pursuant to which, the Required Holders agreed (A) to amend (i) the Series H-7 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series H-7 Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) that certain Securities Purchase Agreement, dated as of August 7, 2023 (the “Series H-7 Purchase Agreement”) pursuant to which the Company issued the Series H-7 Preferred Stock and related warrants (the “Series H-7 Warrants”) to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock, par value $0.0001 per share (“common stock”), issued after the date of the Series H-7 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H-7 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Series H-7 Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Series H-7 Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) amend the restrictive covenant of the Series H-7 Certificate of Designations such that the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Series H-7 Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Series H-7 Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

On May 13, 2025, the Required Holders (as defined in the Series H-7 Certificate of Designations) executed and delivered a waiver (the “May 2025 Waiver”) to the Company, pursuant to which, the Required Holders agreed to waive any Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations) including, without limitation, any rights or remedies in connection with such Equity Conditions Failure, effective as of March 31, 2025, and as of the date of the May 2025 Waiver.

During the three months ended March 31, 2025, the Company recognized $833,733 of net preferred dividends which is comprised of $494,818 of preferred dividends at the stated dividend rate recorded in mezzanine equity and stockholders’ equity  , and $338,915 accrued deemed dividends recorded in stockholders’ equity  , for cash premium on installment redemptions ultimately settled in shares of common stock.

As of March 31, 2025, the following table sets forth a summary of the change in the accrued preferred stock redemption payable (H-7):

Accrued preferred stock redemption payable (H-7)
Beginning balance at January 1, 2025	$1,285,680
New redemptions and cash premiums	6,743,502
Cash payments	(3,545,971)
Ending balance at March 31, 2025	$4,483,211

NOTE 8. CONCENTRATIONS AND CREDIT RISK

Purchasing

During the three months ended March 31, 2024, three suppliers each accounted for more than 10% of the Company’s raw materials, the three suppliers accounted for 21%, 19% and 15%, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of March 31, 2025, $541,160 under the Lithion Purchase Agreement remained outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the three months ended March 31, 2025, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025		December 31, 2024
Fair Value Level 1	Cash Equivalents	Marketable Securities	Cash Equivalents	Marketable Securities
U.S Government securities	$12,370,645	$2,479,725	$13,891,997	$4,089,832
Total debt investments	$12,370,645	$2,479,725	$13,891,997	$4,089,832

Fair Value Level 3	Warrant Liability	Derivative Liability	Warrant Liability	Derivative Liability
Derivative financial instruments	$1,282,300	$1,130,000	$2,362,900	$2,661,000
Total financial derivatives	$1,282,300	$1,130,000	$2,362,900	$2,661,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

March 31,
2025
Balance on December 31, 2024	$2,362,900
Change in fair value of warrant liability	(1,080,600)
Balance on March 31, 2025	$1,282,300

During the three months ended March 31, 2025, the Company recorded income of $1,080,600 related to the change in fair value of the H-7 Warrant liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the H-7 Warrants of $1,282,300 and $2,362,900 were estimated at March 31, 2025 and December 31, 2024, respectively, utilizing the Black Scholes Model, with the following inputs:

	March 31,	December 31,
	2025	2024
Stock price	$0.51	$0.68
Exercise price	$2.00	$2.00
Dividend yield	0.0%	0.0%
Remaining terms	3.36	3.61
Equity volatility	75.0%	75.0%
Risk-free interest rate	3.9%	4.3%

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

March 31,
2025
Balance on December 31, 2024	$2,661,000
Change in fair value of derivative liability	(1,531,000)
Balance on March 31, 2025	$1,130,000

During the three months ended March 31, 2025, the Company recorded income of approximately $1,531,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The Company estimated the $1,130,000 and $2,661,000 fair value of the bifurcated embedded derivative at March 31, 2025 and December 31, 2024, respectively, using a Monte Carlo simulation model, with the following inputs:

	March 31,	December 31,
	2025	2024
Volatility	90.0%	70.0%
Time to maturity	0.33	0.58
Discounted market interest	11.4%	9.1%
Dividend rate	8.0%	8.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	8.7%	15.1%

As of March 31, 2025, the shares of Series H-7 Preferred Stock are convertible into 2,708,581 shares of the Company’s common stock.

NOTE 11. SEGMENT REPORTING

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

In addition to the significant expense categories included within net loss presented on the Company’s Unaudited Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended March 31,
	2025	2024
Consulting expenses	$1,036,818	$1,341,034
Personnel expenses	407,918	1,915,152
Other expenses*	528,816	834,912
Total operating expenses	$1,973,552	$4,091,098

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

NOTE 12. RELATED-PARTY TRANSACTIONS

Gilbert Villarreal, the president of AYRO Operating, through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. In addition to the compensation paid to Mr. Villarreal as President of AYRO Operating, see below for related-party incurred expenses and liabilities:

Related-Party Incurred Expenses

		Three Months Ended March 31,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$174,165	$—
Electric Power Energy	General and administrative	231,745	—
Total		$405,910	$—

Related-Party Liabilities

Related Party	Classification	March 31, 2025	December 31, 2024
Electric Power Energy	Accounts Payable	$123,370	$—
Electric Power Energy	Accrued expenses and other current liabilities	27,415	103,717
Total		$150,785	$103,717

NOTE 13. SUBSEQUENT EVENTS

On May 13, 2025, the Required Holders (as defined in the Series H-7 Certificate of Designations) executed and delivered the May 2025 Waiver to the Company, pursuant to which, the Required Holders agreed to waive any Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations) including, without limitation, any rights or remedies in connection with such Equity Conditions Failure, effective as of March 31, 2025, and as of the date of the May 2025 Waiver.

On April 30, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet anti-dilution provisions contained in the Series H-7 Certificate of Designations and the Series H-7 Warrants, (i) the Series H-7 Conversion Price was adjusted to $0.476 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted to $0.476 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally.

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

For a more detailed discussion of other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 31, 2025. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “AYRO” refer to AYRO, Inc. and its subsidiary.

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

Product Development and Future Strategy

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of March 31, 2025, $541,160 under the Lithion Purchase Agreement remained outstanding.

Recent Developments

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations (the “Certificate of Designations”) for the Series H-7 Convertible Preferred Stock (“Series H-7 Preferred Stock”)), pursuant to which, the Required Holders agreed (A) to amend (i) the Series H-7 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series H-7 Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) that certain Purchase Agreement, dated as of August 7, 2023, pursuant to which the Company issued the Series H-7 Preferred Stock and related warrants (the “Series H-7 Purchase Agreement”), to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Series H-7 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H-7 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Series H-7 Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Series H-7 Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) amend the restrictive covenant of the Series H-7 Certificate of Designations such that the Company is required from January 1, 2025 until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Series H-7 Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Series H-7 Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

Factors Affecting Results of Operations

Internal Restructuring

On January 31, 2024, the Company began implementing an internal restructuring to achieve greater efficiency in pursuit of its strategic goals. As part of the Company’s internal restructuring, among other things, the Company eliminated a substantial number of positions at the Company, which may impact its financial position and results of operations, as the Company re-evaluates its sales, marketing, and manufacturing functions. Following the internal restructuring, as of March 31, 2025, we did not have any direct, full-time employees. In connection with the restructuring, the Company began working closely with consultants to complete a thorough review of its new 411 fleet vehicle model year 2023 refresh, the Vanish (the “Vanish”), to achieve the Company’s objective of lowering the bill of materials (“BOM”) and overall manufacturing expenses, which in turn will reduce the Manufacturer’s Suggested Retail Price (“MSRP”) of the Vanish.

As part of this effort, in August 2024, Gilbert Villarreal was appointed as President of the Company’s subsidiary, Ayro Operating Company, Inc., and has been leading the review of the Vanish, including working with the Company’s vendors and partners in connection with the Vanish.

Components of Results of Operations

Revenue

The Company continues to work on the engineering of the Vanish, while the Company evaluates the commercialization of the product during the internal restructuring. Going forward, the Company expects to recognize revenue upon successful re-engineering of the Vanish and is exploring strategic partnerships to support scaling.

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

Operating Expenses

Our operating expenses consist of general and administrative and research and development expenses. Third party consulting services is the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

Research and development expense consists primarily of prototype expenses, product strategic advisory fees, and third-party engineering and contractor support costs, including costs related to the Company’s relationship with GLV Ventures. The Company expects research and development expenses to increase in absolute dollars as investments in new and existing products continue, particularly in the reengineering of the Vanish to optimize its design and reduce manufacturing costs.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel and related expenses, marketing programs, travel and entertainment expenses. and bad debt expense. Marketing programs consist of advertising, trade shows, events, corporate communications, and brand-building activities. Sales and marketing efforts and related expenses have been put on hold pending the outcome of the reengineering of the Vanish, as the Company focuses resources on optimizing the design and reducing manufacturing costs of this product.

General and Administrative Expense

General and administrative expenses consist primarily of consulting fees and related expenses, legal, audit and tax, third-party professional services, and allocated overhead.

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

Results of Operations

Three months ended March 31, 2025, compared to three months ended March 31, 2024

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended March 31,
	2025	2024	Change
Revenue	$—	$58,351	$(58,351)
Cost of goods sold	—	1,183,207	(1,183,207)
Gross loss	—	(1,124,856)	1,124,856
Operating expenses:
Research and development	307,730	760,417	(452,687)
Sales and marketing	—	268,355	(268,355)
General and administrative	1,665,822	3,062,326	(1,396,504)
Total operating expenses	1,973,552	4,091,098	(2,117,546)
Loss from operations	(1,973,552)	(5,215,954)	3,242,402
Other income (expense):
Interest income	26,240	153,298	(127,058)
Change in fair value - warrant liability	1,080,600	1,072,800	7,800
Change in fair value - derivative liability	1,531,000	9,000	1,522,000
Unrealized loss on marketable securities	(71,707)	(35,019)	(36,688)
Realized gain on marketable securities	211,062	377,123	(166,061)
Other income, net	41,368	—	41,368
Total other income, net	2,818,563	1,577,202	1,241,361
Net income (loss)	$845,011	$(3,638,752)	$4,483,763

Revenue

Revenue was $0 for the three months ended March 31, 2025, as compared to $58,351 for the same period in 2024, a decrease of 100%, or $58,351. The decrease in revenue was primarily due to a reduction of $37,775 in product sales and $18,249 decrease in service revenue, mainly due to the pause in manufacturing of the Vanish as the Company focuses on re-engineering the vehicle to optimize its design and improve manufacturing efficiencies.

Cost of goods sold and gross loss

Cost of goods decreased by $1,183,207 or 100% for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease in cost of goods sold was mainly due to the decrease of $766,248 in impairment of inventory adjustments related to the Vanish, a decrease in overhead allocations of $218,550, and a decrease of $162,946 in materials due to decrease in sales.

Research and development expense

Research and development (“R&D”) expense was $307,730 for the three months ended March 31, 2025, as compared to $760,417 for the same period in 2024, a decrease of $452,687 or 60%. For the three months ended March 31, 2025, as compared to the same period in 2024, the Company had a decrease of $444,449, $64,673, and $10,779 in salaries and related personnel costs, R&D design, and dues and subscriptions, respectively, offset by an increase in other consulting of $70,825. The decrease was primarily due to the Company being substantially completed with the R&D on the Vanish in 2024, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0 for the three months ended March 31, 2025, as compared to $268,355 for the same period in 2024, a decrease of $268,355, or 100%. For the three months ended March 31, 2025, as compared to the same period in 2024, the Company had a decrease of $131,062 in salaries and related expenses, a decrease of $68,297 in bad debt expenses, a decrease of $13,366 in travel and entertainment, a decrease of $26,540 in advertising and trade shows, and a decrease of $10,000 in other consulting. The decrease primarily resulted from the suspension of marketing efforts and related expenses while the Company focuses on reengineering the Vanish to optimize its design and lower manufacturing costs.

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

General and administrative expense was $1,665,822 for the three months ended March 31, 2025, compared to $3,062,326 for the same period in 2024, a decrease of $1,396,504, or 46%. The decrease was primarily attributable to cost reduction initiatives completed in late 2024 and early 2025.

Salaries and related expenses decreased by $931,724 for the three months ended March 31, 2025, compared to the same period in 2024, due to the decrease in headcount associated with the internal restructuring. Depreciation decreased by $170,494 for the three months ended March 31, 2025, compared to the same period in 2024, due to assets being fully impaired and written down to zero at the end of 2024. Consultants and professional services decreased by $275,813 for the three months March 31, 2025, compared to the same period in 2024, primarily due to fewer engagements that required external professional services. Insurance decreased by $35,215 for the three months ended March 31, 2025, compared to the same period in 2024, due to meaningful reductions across both Directors and Officers liability and broader casualty property programs. Travel and entertainment decreased by $16,245 for the three months ended March 31, 2025 compared to the same period in 2024, due to reduced activities stemming from internal restructuring. Software subscription fees decreased by $66,782 for the three months ended March 31, 2025, compared to the same period in 2024, driven by non-renewals of under-utilized subscriptions. Rent, franchise taxes, and dues and subscriptions increased by $83,012, $50,200, and 26,301, respectively, for the three months ended March 31, 2025, compared to the same period in 2024.

Other income and expense

For the three months ended March 31, 2025, the Company recorded a $1,241,361 increase of net other income. For the three months ended March 31, 2025 and 2024, the Company recognized a gain of $1,531,000 and $9,000, respectively, for the change in fair value - derivative liability, an increase of $1,522,000, mainly due to the decrease in the trading price of the Company’s common stock and redemptions of Series H-7 Preferred Stock, which results in the decrease in carrying amount of derivative liability associated with the redemptions of Series H-7 Preferred Stock. The Company recognized a gain of $1,080,600 and $1,072,800 for the three months ended March 31, 2025 and 2024, respectively, for the change in fair value - warrant liability, an increase of $7,800 primarily due to the decrease in the trading price of the Company’s common stock and the increase in the risk-free rate. For the three months ended March 31, 2025, the Company recorded $127,058 decrease in interest income on cash accounts, a decrease in realized gains of $166,061 on marketable securities, and a decrease of $36,688 in the unrealized gain on marketable securities.

Off-Balance Sheet Commitments and Arrangements

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholder’s equity or that are not reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Liquidity and Capital Resources

The Company has incurred recurring losses from operations and has insufficient liquidity to fund its future operations. As of March 31, 2025, we had $12,818,283 in cash and cash equivalents, $109,215 in restricted cash, $2,479,725 in marketable securities, and working capital of $8,586,452. As of December 31, 2024, we had $16,035,475 in cash and cash equivalents, $164,682 in restricted cash, $4,089,832 in marketable securities and working capital of $17,100,605. The decrease in cash and cash equivalents and working capital was primarily a result of the payment of Series H-7 Preferred Stock redemptions. Our sources of cash since inception have been predominately from the sale of equity and debt.

Our future liquidity requirements or future capital needs will depend on, among other things, capital required to manufacture our products and the operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the results of our strategic review, the timing of new product introductions and the continuing market acceptance of our products and services. We are working to control expenses and deploy our capital in the most efficient manner.

We are evaluating other options for the strategic deployment of capital beyond our ongoing strategic initiatives, including potentially entering other segments of the electric vehicle market. We anticipate being opportunistic with our capital, and we intend to explore potential partnerships and acquisitions that could be synergistic with our competitive stance in the market.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at March 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the date of this report.

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

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations (the “Series H-7 Certificate of Designations”) for the Series H-7 Convertible Preferred Stock (“Series H-7 Preferred Stock”), pursuant to which, the Required Holders agreed (A) to amend (i) the Series H-7 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series H-7 Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) that certain Securities Purchase Agreement, dated as of August 7, 2023 (the “Series H-7 Purchase Agreement”) pursuant to which the Company issued the Series H-7 Preferred Stock and related warrants to amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock, par value $0.0001 per share (“common stock”), issued after the date of the Series H-7 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H-7 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Series H-7 Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Series H-7 Purchase Agreement as described therein.

The March 2025 Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) amend the restrictive covenant of the Series H-7 Certificate of Designations such that the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Series H-7 Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Series H-7 Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

On May 13, 2025, the Required Holders (as defined in the Series H-7 Certificate of Designations) executed and delivered a waiver (the “May 2025 Waiver”) to the Company, pursuant to which, the Required Holders agreed to waive any Equity Conditions Failure (as defined in the Series H-7 Certificate of Designations) including, without limitation, any rights or remedies in connection with such Equity Conditions Failure, effective as of March 31, 2025, and as of the date of the May 2025 Waiver.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2025	2024
Cash Flows:
Net cash used in operating activities	$(1,476,150)	$(4,682,044)
Net cash provided by (used in) investing activities	$1,749,462	$(23,298,533)
Net cash used in financing activities	$(3,545,971)	$—

Operating Activities

During the three months ended March 31, 2025, we used $1,476,150 in cash from operating activities, a decrease in use of $3,205,894 compared to the cash used in operating activities of $4,682,044 during the same period in 2024. The decrease in cash used in operating activities was primarily a result of the decrease in net loss adjusted for non-cash items. During the three months ended March 31, 2025, the Company recognized net loss after non-cash adjustments of $1,850,689, a $1,928,840 improvement compared with a $3,779,529 adjusted net loss during the same period in 2024. During the three months ended March 31, 2025, cash used in inventory was $0 as compared to $1,010,767 for the same period in 2024, a decrease of $1,010,767, mainly due to the temporary pause on procurement of materials and manufacturing activities while re-engineering the Vanish. For the three months ended March 31, 2025, cash provided by prepaid expenses and other assets was $645,525 as compared to cash provided of $477,592 for the same period in 2024, an increase in cash provided of $167,933, mainly due to advance purchases of inventory that has been received and expensed, and insurance premiums amortized over the policy period. During the three months ended March 31, 2025, cash used in accrued expenses and other current liabilities was $13,692 as compared to cash used of $204,153 for the same period in 2024, an increase in cash provided of $190,461.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turnovers and our ability to manage other areas of working capital.

Investing Activities

During the three months ended March 31, 2025, the Company provided $1,749,462 in cash from investing activities as compared to $23,298,533 of cash used in investing activities during the same period in 2024, an increase of $25,047,995. During the three months ended March 31, 2025, the Company used $16,350,538 to invest in marketable securities as compared to $29,048,533 cash used for the same period in 2024, and received $18,100,000 in proceeds from the sale of marketable securities as compared to $5,750,000 in proceeds during the same period in 2024.

Financing Activities

During the three months ended March 31, 2025, the Company used cash of $3,545,971 from financing activities as compared to $0 cash used in financing activities for the same period in 2024, a decrease of $3,545,971. The decrease in cash used was due to cash redemptions of the Series H-7 Preferred Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclose controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025 and concluded our internal control over financial reporting was not effective as of March 31, 2025, due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

Plan for Remediation of Material Weakness

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 10 Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our Common Stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2024 on Form 10-K, as filed with the SEC on March 31, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company’s cash used in operations was $1,476,150 leaving a cash and cash equivalents balance of $12,818,283 as of March 31, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 7, 2025, the Board of Directors of the Company determined that the Company’s 2025 Annual Meeting of Stockholders (the “Annual Meeting”) will be held virtually by means of remote communication on May 19, 2025, at 10:00 a.m. eastern time.

Due to the fact that the date of the Annual Meeting has been changed by more than 30 days from the anniversary date of the 2024 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations. Stockholders of the Company who wished to have a proposal considered for inclusion in the Company’s proxy materials for the Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (the “Exchange Act”), must have ensured that such proposal was received by the Company’s Secretary at its corporate office at 1185 Avenue of the Americas, New York, NY 10036, on or before the close of business on April 18, 2025, which the Company determined was a reasonable time before it expects to begin in print and send its proxy materials in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act. Any such proposal was also required to meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission to be eligible for inclusion in the proxy materials for the Annual Meeting.

In addition, in accordance with the requirements contained in the Company’s Amended and Restated Bylaws (“Bylaws”), stockholders of the Company who wished to bring business before the Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must have ensured that written notice of such proposal (including all information specified in the Company’s Bylaws) was received by the Company’s Secretary at the address specified above no later than the close of business on April 18, 2025. Any such proposal was also required to meet the requirements set forth in the Company’s Bylaws in order to be brought before the Annual Meeting.

In addition, to comply with the universal proxy rules, stockholders who intended to solicit proxies in support of director nominees other than our nominees must have provided notice that sets forth the information required by Rule 14a-19 under the Exchange Act by April 18, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1

Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

10.1	Form of Omnibus Waiver and Amendment Agreement, dated March 30, 2025, by and between AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE** 104	Inline XBRL Taxonomy Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: May 14, 2025	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman (Principal Executive Officer)

Dated: May 14, 2025	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

