Form 10-Q
period 2025-06-30
AYRO, Inc.
filed 2025-08-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the registrant had 675,399 shares of common stock outstanding.

AYRO, INC.

QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,132,867	$16,035,475
Restricted cash	109,576	164,682
Marketable securities	3,291,450	4,089,832
Prepaid expenses and other current assets	296,823	972,245
Total current assets	8,830,716	21,262,234
Operating lease – right-of-use asset	331,341	429,819
Deposits and other assets	32,759	46,665
Total assets	$9,194,816	$21,738,718

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,034,721	$1,863,045
Accrued expenses and other current liabilities	431,308	793,819
Accrued preferred stock redemption payable (H-7)	5,900,153	1,285,680
Current portion lease obligation – operating lease	234,376	219,085
Total current liabilities	7,600,558	4,161,629
Derivative liability	-	2,661,000
Warrant liability	14,537,000	2,362,900
Lease obligation - operating lease, net of current portion	162,336	283,742
Total liabilities	22,299,894	9,469,271

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 0 and 10,167 shares, at June 30, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of June 30, 2025.	—	7,587,518

Stockholders’ equity:
Preferred Stock, ($0.0001 par value per share; authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of June 30, 2025 and December 31, 2024, respectively) Liquidation preference of $0 as of June 30, 2025.	—	—
Convertible Preferred Stock Series H-3 ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of June 30, 2025 and December 31, 2024, respectively) Liquidation preference of $59 as of June 30, 2025.	—	—
Series H-6 Convertible Preferred Stock ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of June 30, 2025 and December 31, 2024, respectively) Liquidation preference of $287 as of June 30, 2025.	—	—
Common Stock ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of June 30, 2025, and December 31, 2024, respectively; issued and outstanding – 590,181 and 533,842 shares as of June 30, 2025, and December 31, 2024, respectively)	59	53
Additional paid-in capital	117,278,388	121,767,394
Accumulated deficit	(130,383,525)	(117,085,518)
Total stockholders’ equity	(13,105,078)	4,681,929
Total liabilities, mezzanine equity and stockholders’ equity	$9,194,816	$21,738,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$58,351
Cost of goods sold	239,040	1,074,896	239,040	2,258,103
Gross loss	(239,040)	(1,074,896)	(239,040)	(2,199,752)

Operating expenses:
Research and development	349,951	622,567	657,681	1,382,984
Sales and marketing	—	285,035	—	553,390
General and administrative	1,199,323	1,977,358	2,865,145	5,039,684
Total operating expenses	1,549,274	2,884,960	3,522,826	6,976,058

Loss from operations	(1,788,314)	(3,959,856)	(3,761,866)	(9,175,810)

Other income (expense):
Interest income	7,961	140,567	34,201	293,865
Change in fair value - warrant liability	(13,254,700)	7,937,500	(12,174,100)	9,010,300
Change in fair value - derivative liability	1,130,000	2,618,000	2,661,000	2,627,000
Unrealized gain (loss) on marketable securities	(7,457)	301,921	(79,164)	266,902
Realized gain on marketable securities	94,492	74,998	305,554	452,121
Consent and waiver fee – Series H-7	(350,000)	—	(350,000)	—
Other income (expense), net	25,000	(198,510)	66,368	(198,510)
Total other income (expense), net	(12,354,704)	10,874,476	(9,536,141)	12,451,678

Net income (loss) prior to provision for income taxes	$(14,143,018)	$6,914,620	$(13,298,007)	$3,275,868

Provision for income taxes	—	—	—	—

Net income (loss)	$(14,143,018)	$6,914,620	$(13,298,007)	$3,275,868

Dividends earned on Series H-7 convertible preferred stock	(870,461)	(546,648)	(1,704,194)	(998,734)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	(1,562,047)	(1,999,136)	(3,248,901)	(5,094,609)

Net income (loss) attributable to common stockholders	$(16,575,526)	$4,368,836	$(18,251,102)	$(2,817,475)

Net income (loss) per share basic	$(29.87)	$12.45	$(33.52)	$(8.55)
Net income (loss) per share diluted	$(29.87)	$2.17	$(33.52)	$(8.55)

Basic weighted average Common Stock outstanding	554,989	350,983	544,474	329,422
Diluted weighted average Common Stock outstanding	554,989	1,039,922	544,474	329,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Six Months Ended June 30, 2025
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	4,667	$3,364,603	8	$—	1,234	$—	50	$—	533,842	$53	$119,246,807	$(116,240,507)	$3,006,353
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	69,480	—	69,480
Preferred stock redemptions and conversions including cash premium	(4,667)	(5,473,475)	—	—	—	—	—	—	56,215	6	394,609	—	394,615
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(323,636)	—	(323,636)
Preferred stock dividends	—	546,825	—	—	—	—	—	—	—	—	(546,825)	—	(546,825)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,562,047	—	—	—	—	—	—	—	—	(1,562,047)	—	(1,562,047)
Issuance of round up shares	—	—	—	—	—	—	—	—	124	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,143,018)	(14,143,018)
Balance, June 30, 2025	—	$—	8	$—	1,234	$—	50	$—	590,181	$59	$117,278,388	$(130,383,525)	$(13,105,078)

	Three and Six Months Ended June 30, 2024
	Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	8	$—	1,234	$—	50	$—	307,119	$31	$129,467,735	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested restricted stock	—	—	—	—	—	—	—	—	1,486	—	48,314	—	48,314
Dividends (Accrued Series H-7 Preferred)	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	8	$—	1,234	$—	50	$—	308,605	$31	$125,980,888	$(118,968,791)	$7,012,128
Stock based compensation	—	—	—	—	—	—	—	—	—	—	(4,319)	—	(4,319)
Preferred stock redemptions and conversion including cash premium	(2,667)	(3,065,973)	—	—	—	—	—	—	102,184	10	1,454,894	—	1,454,904
Deemed dividend	—	—	—	—	—	—	—	—	—	—	(80,553)	—	(80,553)
Preferred stock dividends	—	466,095	—	—	—	—	—	—	—	—	(466,095)	—	(466,095)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,999,136	—	—	—	—	—	—	—	—	(1,999,136)	—	(1,999,136)
Net Income	—	—	—	—	—	—	—	—	—	—	—	6,914,620	6,914,620
Balance, June 30, 2024	19,333	$14,140,756	8	$—	1,234	$—	50	$—	410,789	$41	$124,885,679	$(112,054,171)	$12,831,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,298,007)	$3,275,868
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,703	895,627
Stock-based compensation	69,480	56,393
Series H-7 preferred stock waiver	350,000	—
Change in fair value - derivative liability	(2,661,000)	(2,627,000)
Change in fair value - warrant liability	12,174,100	(9,010,300)
Amortization of right-of-use asset	98,478	102,105
Bad debt expense	—	76,819
Unrealized loss on marketable securities	79,164	(266,902)
Realized gain on marketable securities	(305,554)	(452,121)
Impairment of inventory	—	1,622,609
Change in operating assets and liabilities:
Accounts receivable	—	12,879
Inventory	—	(1,704,756)
Prepaid expenses and other current assets	785,631	587,476
Deposits and other assets	7,203	12,967
Accounts payable	(828,324)	1,115,255
Accrued expenses and other current liabilities	(472,719)	(434,295)
Lease obligations - operating leases	(106,115)	(96,690)
Net cash used in operating activities	(4,100,960)	(6,834,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	24,282,063	35,838,686
Purchase of marketable securities	(23,257,290)	(57,991,814)
Net provided by (cash used in) investing activities	1,024,773	(22,153,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock redemption (Series H-7)	(7,881,527)	(362,573)
Net cash used in financing activities	(7,881,527)	(362,573)

Net change in cash, cash equivalents and restricted cash	(10,957,714)	(29,349,767)
Cash, cash equivalents and restricted cash, beginning of period	16,200,157	43,440,867
Cash, cash equivalents and restricted cash, end of period	$5,242,443	$14,091,100

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$—	$70,597
Accrual of Series H-7 convertible preferred stock dividends	$1,041,643	$918,181
Deemed dividend Series H-7 warrants	$662,551	$—
Accretion of discounts to redemption value of H-7 convertible preferred stock	$3,248,901	$5,094,609
Accrued Series H-7 preferred stock redemption payable	$11,878,064	$1,329,047
Non-cash redemption of Series H-7 preferred stock	$394,614	$1,454,904
Accrued waiver fee related to Series H-7 preferred stock	$350,000	$—
Prepaid insurance financed through accrued expenses	$110,208	$286,955

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$5,132,867	$14,091,100
Restricted cash	109,576	—
Total cash, cash equivalents and restricted cash	$5,242,443	$14,091,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AYRO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

AYRO, Inc. (“AYRO” or the “Company”), is a Delaware corporation headquartered in New York, New York. The Company, and its wholly-owned subsidiary, have historically been engaged in manufacturing and sales of environmentally conscious, minimal-footprint electric vehicles. The all-electric vehicles are typically sold both directly to customers and to dealers in the United States. Recently, the Company began a digital asset-based treasury strategy, involving the deployment of corporate treasury assets for the acquisition of crypto tokens that are directly capitalizing on the rapid growth of the stablecoin industry.

Reverse Stock Split

The Company effected a 1-for-16 reverse stock split (“Reverse Stock Split”) of the Company’s common stock, par value $0.0001 per share (“common stock”) on June 25, 2025, which began trading on a split-adjusted basis on June 26, 2025, pursuant to which every 16 shares of the Company’s issued and outstanding common stock were reclassified as one share of common stock. The Reverse Stock Split had no impact on the par value of the Company’s common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split, in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional shares resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 124 shares of common stock were issued in June 2025.

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

The Company had net loss of $13,298,007 and negative cash flow used in operations of $4,100,960 for the six months ended June 30, 2025. In addition, overall working capital decreased by $15,870,447 during the six months ended June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these unaudited condensed consolidated financial statements.

Management believes that the existing cash as of June 30, 2025 and as of the date of filing of this Form 10-Q will not be sufficient to fund operations for at least the next twelve months following the issuance of these unaudited condensed consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to sell some or all of its assets or merge with another entity. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of these financial statements. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.

Reclassification

Certain line items in the unaudited condensed consolidated statements of cashflows for the six months ended June 30, 2024, have been reclassified to conform to the comparative period presentation for the six months ended June 30, 2025, primarily the presentation on the proceeds and purchases of marketable securities, which were previously presented net as change in marketable securities, net, are now shown gross as proceeds from sale of marketable securities and purchase of marketable securities. These reclassifications have no effect on net cash provided by (used in) investing activities or on total cash flows.

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,
	2025	2024
Options to purchase Common Stock	14,542	584
Warrants outstanding	3,635,974	724,130
Preferred stock outstanding	47	-
Totals	3,650,563	724,714

	Six Months Ended June 30,
	2025	2024
Options to purchase Common Stock	14,542	584
Warrants outstanding	3,635,974	724,130
Preferred stock outstanding	47	688,939
Totals	3,650,563	1,413,653

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share - Basic

Net income (loss) attributable to common stockholders	$(16,575,526)	$4,368,836	$(18,251,102)	$(2,817,475)

Basic weighted average Common Stock outstanding	554,989	350,983	544,474	329,422

Net income (loss) per share basic	$(29.87)	$12.45	$(33.52)	$(8.55)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share - Diluted

Net income (loss) attributable to common stockholders	$(16,575,526)	$4,368,836	$(18,251,102)	$(2,817,475)
Add: Accretion of discounts to redemption value of H-7 convertible preferred stock	—	1,999,136	—	—
Less: Change in fair value – derivative liability	—	(2,618,000)	—	—
Less: Make-whole dividends Series H-7 convertible preferred tock	—	(1,494,350)	—	—

Earnings from continuing operations available to common shareholders - Diluted	$(16,575,526)	$2,255,622	$(18,251,102)	$(2,817,475)
Number of shares used in basic computation	554,989	350,983	544,474	329,422
Weighted-average effect of dilutive securities
Add: Conversion of Series-H convertible preferred stock	—	688,939	—	—
Add: Incremental shares from assumed conversion	—	—	—	—
Number of shares used in the dilutive per share computation	554,989	1,039,922	544,474	329,422

Net income (loss) per share diluted	$(29.87)	$2.17	$(33.52)	$(8.55)

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepayments for inventory	$—	$401,675
Prepayments for insurance	113,671	172,221
Prepayments for software	76,390	93,316
Prepaid other	106,762	305,033
Total prepaid expenses and other current assets	$296,823	$972,245

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued professional and consulting fees	$41,085	$40,009
Accrued severance	247,333	277,126
Accrued cash-settled restricted stock tax withholding	12,493	285,250
Accrued expenses other	51,587	122,565
Accrued current liabilities	78,810	68,869
Total accrued expenses and other current liabilities	$431,308	$793,819

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

Increase of Authorized Shares of Common Stock

On May 23, 2025, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, from 200,000,000 to 1,200,000,000.

Series H-7 Warrants

In June 2023, the Company issued certain warrants to purchase common stock (the “Series H-7 Warrants”) pursuant to the Series H-7 Purchase Agreement (as defined below). The Series H-7 Warrants are entitled to certain anti-dilution adjustments, if the Company issues shares of its common stock at a lower price per share than the applicable exercise price. The exercise price of the Series H-7 Warrants is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price. Pursuant to the share combination event adjustment provisions in the Series H-7 warrant the Reverse Stock Split adjusted the exercise price from $32.00 per share to $6.1933 per share and the number of shares of common stock issuable upon the exercise of the Series H-7 Warrants was adjusted proportionally to an additional 2,922,020 shares of common stock, for an aggregate of 3,623,270 Series H-7 Warrants outstanding.

The additional Series H-7 Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but fail to meet the requirements for equity classification. In accordance with ASC 815. As such, the Company recorded the Series H-7 Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. See Note 10, Fair Value Measurements for inputs related to the Company’s use of the Black-Scholes Model to calculate the value of the Series H-7 Warrants.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	722,761	$51.04	3.44
Granted	2,922,020	6.19	—
Expired	(8,807)	$107.44	—
Outstanding at June 30, 2025	3,635,974	$9.88	3.02

Series H-7 Preferred Stock

The shares of Series H-7 Preferred Shares (“Series H-7 Preferred Stock”) are convertible into common stock at the election of the holder at any time with an initial conversion price of $128.00 per share, which pursuant to a Stock Combination Event, was subsequently reduced to $32.00 per share. On April 30, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet and anti-dilution provisions contained in the Series H-7 Certificate of Designations and the Series H-7 Warrants, (i) the Series H-7 Conversion Price was adjusted from $32.00 per share to $7.616 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $32.00 per share to $7.616 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally. On June 25, 2025, in connection with the Reverse Stock Split and pursuant to the pursuant to the stock combination event adjustment provisions contained in the Series H-7 Certificate of Designations, (i) the Series H-7 Conversion Price was adjusted from $7.616 per share to $6.1933 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $7.616 per share to $6.1933 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally.

On March 30, 2025, the Company entered into an Omnibus Waiver and Amendment Agreement (“Waiver and Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations (the “Series H-7 Certificate of Designations”) for the Series H-7 Preferred Stock, pursuant to which, the Required Holders agreed (A) to amend (i) the Series H-7 Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series H-7 Certificate of Designations with the Secretary of State of the State of Delaware (the “March 2025 Certificate of Amendment”), and (ii) that certain Securities Purchase Agreement, dated as of August 7, 2023 (the “Series H-7 Purchase Agreement”) to (A) amend the definition of “Excluded Securities” such that the definition includes the issuance of common stock issued after the date of the Series H-7 Purchase Agreement pursuant to an Approved Stock Plan (as defined in the Series H-7 Purchase Agreement), which in the aggregate does not exceed more than 2% of the shares of common stock issued and outstanding on the date immediately prior to the date of the Series H-7 Purchase Agreement (the “Excluded Securities Modification”), and (B) to waive certain restrictive covenants contained in the Series H-7 Purchase Agreement as described therein.

In addition, the March 2025 Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) amend the restrictive covenant of the Series H-7 Certificate of Designations such that the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Series H-7 Certificate of Designations) of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Series H-7 Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

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

On August 4, 2025, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series H-7 Agreement”) with the Required Holders (as defined in the Series H-7 Certificate of Designations). Pursuant to the Series H-7 Agreement, the Required Holders agreed to (i) amend the Series H-7 Purchase Agreement to amend the definition of “Excluded Securities” as set forth in the Series H-7 Amendment, (ii) waive certain rights under the Series H-7 Purchase Agreement, Series H-7 Warrants and Series H-7 Certificate of Designations in respect of the issuance of the Company’s Series I Convertible Preferred Stock (“Series I Preferred Stock”), and (iii) consent to the issuance of the Series I Preferred Stock, as required pursuant to certain terms of the Series H-7 Certificate of Designations, the Series H-7 Purchase Agreement and the Series H-7 Warrants, as applicable. In consideration of the foregoing, the Company agreed to pay to the Required Holders an aggregate of $350,000 by September 30, 2025, which may be paid in the form of cash, or, at the Holders’ sole election, added to the outstanding aggregate stated value of the Series H-7 Preferred Stock. Accordingly, the Company recorded the $350,000 in consent and waiver fee – Series H-7 on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, and recorded the $350,000 in accrued preferred stock redemption payable (H-7) as on the unaudited condensed consolidated balance sheets as of June 30, 2025.

The Company and the Required Holders further agreed pursuant to the Series H-7 Agreement to amend the Series H-7 Certificate of Designations by filing a Certificate of Amendment to the Series H-7 Certificate of Designations (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) extend the maturity date to February 4, 2027, (ii) revise the applicable payment dates and corresponding payable amounts of Dividends and Installment Amounts (each as defined in the Series H-7 Certificate of Designations), (iii) modify the definition of “Excluded Securities” and (iv) modify the schedule of Installment Dates (as defined in the Series H-7 Certificate of Designations). The Certificate of Amendment to the Series H-7 Certificate of Designations was filed with the Secretary of State for the State of Delaware on August 6, 2025.

During the three and six months ended June 30, 2025, the Company recognized $870,461 and $1,704,194, respectively, of net preferred dividends which is comprised of $546,825 and $1,041,643, respectively, of preferred dividends at the stated dividend rate recorded in mezzanine equity and stockholders’ equity, and $323,636 and $662,551, respectively, accrued deemed dividends recorded in stockholders’ equity, for cash premium on installment redemptions ultimately settled in shares of common stock.

As of June 30, 2025, the following table sets forth a summary of the change in the accrued preferred stock redemption payable (H-7):

Accrued preferred stock redemption payable (H-7)
Beginning balance at January 1, 2025	$1,285,680
New redemptions and cash premiums	12,146,000
Waiver consideration	350,000
Cash payments	(7,881,527)
Ending balance at June 30, 2025	$5,900,153

Stock Options

On April 30, 2025, the Company’s Board of Directors granted fully vested options to purchase an aggregate of 14,063 shares of the Company’s common stock with an exercise price of $8.08 per share and a term of 10 years. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 110.48%, expected term of 5 years, risk-free rate of 3.73%, and no expected dividends. The Company recognized the full fair value of $69,480 of stock-based compensation expense in selling, general and administrative expenses for the three and six months ended June 30, 2025.

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2024	479	$5,250	3.45
Grants	14,063	8.08	—
Exercised	—	—	—
Forfeitures	—	—	—
Outstanding at June 30, 2025	14,542	$181.80	9.61

Of the outstanding options to purchase up to 14,542 were vested and exercisable as of June 30, 2025. At June 30, 2025, the aggregate intrinsic value of stock options vested and exercisable was $0.

The Company recognized $69,480 and $(4,319) of stock option expense for the three months ended June 30, 2025, and 2024, respectively, and $69,480 and $56,393 of stock option expense for the six months ended June 30, 2025, and 2024, respectively.

Stock-based compensation is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$69,480	$(2,395)	$69,480	$3,810
Sales and marketing	—	—	—	454
General and administrative	—	(1,924)	—	52,129
Total	$69,480	$(4,319)	$69,480	$56,393

NOTE 8. CONCENTRATIONS AND CREDIT RISK

Purchases

There were no significant supplier concentrations for the three and six months ended June 30, 2025 and 2024.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of June 30, 2025, $541,160 under the Lithion Purchase Agreement remained outstanding. On June 17, 2025, Lithion filed a complaint with the Supreme Court of the State of the State of New York Country of New York, pursuant to which, Lithion claimed the Company was in breach of contract of the Lithion Purchase Agreement for failure to pay amounts owed under the Lithion Purchase Agreement in connection with the order of certain batteries. Lithion sought damages equal to $717,120 plus interest. On July 28, 2025, the Company entered into a Settlement Agreement (as defined herein) with Lithion, pursuant to which the Company paid Lithion $540,000 on July 30, 2025, and upon payment, the Company took possession of the remaining battery cells, modules, and battery packs. Pursuant to the Settlement Agreement, all causes of action, counterclaims, and claims that were asserted or could have been asserted by the parties against each other in connection with the Lithion Purchase Agreement were settled in full, with no party having continuing liability to the other party.

Litigation

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, that it believes are incidental to the operation of its business. While the outcome of these claims cannot be predicted with certainty, other than the matters noted above, management does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, financial positions, or cash flows.

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months ended June 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the six months ended June 30, 2025, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024
Fair Value Level 1	Cash Equivalents	Marketable Securities	Cash Equivalents	Marketable Securities
U.S Government securities	$4,750,366	$3,291,450	$13,891,997	$4,089,832
Total debt investments	$4,750,366	$3,291,450	$13,891,997	$4,089,832

Fair Value Level 3	Warrant Liability	Derivative Liability	Warrant Liability	Derivative Liability
Derivative financial instruments	$14,537,000	$-	$2,362,900	$2,661,000
Total financial derivatives	$14,537,000	$-	$2,362,900	$2,661,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

June 30,
2025
Balance on December 31, 2024	$2,362,900
Change in fair value of warrant liability	12,174,100
Balance on June 30, 2025	$14,537,000

During the three and six months ended June 30, 2025, the Company recorded a loss of $13,254,700 and $12,174,100, respectively, related to the change in fair value of the Series H-7 Warrant liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Series H-7 Warrants of $14,537,000 and $2,362,900 were estimated at June 30, 2025 and December 31, 2024, respectively, utilizing the Black Scholes Model, with the following inputs:

	June 30,	December 31,
	2025	2024
Stock price	$7.37	$0.68
Exercise price	$6.19	$2.00
Dividend yield	0.0%	0.0%
Remaining terms	3.11	3.61
Equity volatility	71.0%	75.0%
Risk-free interest rate	3.7%	4.3%

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

June 30,
2025
Balance on December 31, 2024	$2,661,000
Change in fair value of derivative liability	(2,661,000)
Balance on June 30, 2025	$-

As of June 30, 2025, the Company’s Series H-7 Preferred Stock had been fully noticed   and, as a result, the corresponding derivative liability had been extinguished.

During the three and six months ended June 30, 2025, the Company recorded income of approximately $1,130,000 and $2,661,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The Company estimated the $0 and $2,661,000 fair value of the bifurcated embedded derivative at June 30, 2025 and December 31, 2024, respectively, using a Monte Carlo simulation model, with the following inputs:

December 31,
2024
Volatility	70.0%
Time to maturity	0.58
Discounted market interest	9.1%
Dividend rate	8.0%
Penalty dividend rate	15.0%
Probability of default	15.1%

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

In addition to the significant expense categories included within net loss presented on the Company’s Unaudited Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended June 30,
	2025	2024
Consulting expenses	$862,023	$1,542,297
Personnel expenses	291,764	377,544
Other expenses*	395,487	965,119
Total operating expenses	$1,549,274	$2,884,960

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

	Six Months Ended June 30,
	2025	2024
Consulting expenses	$1,898,841	$2,883,330
Personnel expenses	699,682	2,292,695
Other expenses*	924,303	1,800,033
Total operating expenses	$3,522,826	$6,976,058

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

NOTE 12. RELATED-PARTY TRANSACTIONS

Gilbert Villarreal, the president of the Company’s subsidiary, Ayro Operating Company, Inc. (“AYRO Operating”), through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. In addition to the compensation paid to Mr. Villarreal as president of AYRO Operating, see below for related-party incurred expenses and liabilities:

Related-Party Incurred Expenses

		Three Months Ended June 30,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$216,039	$—
Electric Power Energy	General and administrative	243,549	—
Total		$459,588	$—

		Six Months Ended June 30,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$390,204	$—
Electric Power Energy	General and administrative	475,294	—
Total		$865,498	$—

Related-Party Liabilities

Related Party	Classification	June 30, 2025	December 31, 2024
Electric Power Energy	Accounts Payable	$31,526	$—
Electric Power Energy	Accrued expenses and other current liabilities	21,437	—
Total		$52,963	$—

NOTE 13. SUBSEQUENT EVENTS

On July 28, 2025, the Company entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Lithion pursuant to which, the Company paid Lithion $540,000 as settlement in full of all causes of action, counterclaims and claims that were asserted or could be asserted by the parties against each other. Pursuant to the Settlement Agreement, all causes of action, counterclaims, and claims that were asserted or could have been asserted by the parties against each other in connection with the Lithion Purchase Agreement were settled in full, with no party having continuing liability to the other party (see Note 9, Commitments and Contingencies).

On July 31, 2025, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Company Stock (as defined in the Rights Agreement (as defined below). The dividend was paid on August 11, 2025, to the stockholders of record at the close of business on August 11, 2025. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series A Preferred Stock”) at a price of $30 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of July 31, 2025, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Equiniti Trust Company LLC, as Rights Agent. The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations of the Series A Preferred Stock, which was filed with the Secretary of State for the State of Delaware on August 1, 2025. One hundred thousand (100,000) shares of Series A Preferred Stock have been reserved for issuance upon the exercise of the Rights.

August 2025 Financing

On August 4, 2025, the Company entered into a Securities Purchase Agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (“Stated Value”), initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share (collectively, the “Private Placement”). The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000.

In connection with the Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement ,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants.

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement).

Consulting Agreement

On August 4, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Consultant”), pursuant to which, the Consultant agreed to provide certain consulting services to the Company, including fund raising, crypto portfolio management, investor relations, strategic planning, deal flow analysis, introductions to further its business goals, advice related to sector growth initiatives and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon the mutual written consent of the Company and the Consultant in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, the Company issued to the Consultant warrants to purchase up to an aggregate of 1,000,000 shares of common stock, consisting of: (i) a warrant to purchase up to 300,000 shares of common stock at an exercise price of $8.00 per share, which are immediately exercisable upon issuance (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $12.00 per share, which will be exercisable six months from the date of issuance (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $15.00 per share (the “Third Tranche Warrant”), which will be exercisable twelve months from the date of issuance, and (iv) a warrant to purchase up to 300,000 shares of common stock at exercise price of $17.50 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be exercisable eighteen months from the date of issuance, in each case, with each Consultant Warrant subject to exercisability,   forfeiture and such other terms as set forth therein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the strategic review of our product development strategy, the development and launch of the AYRO Vanish (the “Vanish”), the Company’s expectations regarding its transition to a Stablecoin-focused cryptocurrency treasury model and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We have historically designed and manufactured compact, sustainable electric vehicles for closed campus mobility, low speed urban and community transport, local on-demand and last mile delivery and government use. Recently, the Company began a digital asset-based treasury strategy, involving the deployment of corporate treasury assets for the acquisition of crypto tokens that are directly capitalizing on the rapid growth of the stablecoin industry. The strategy intends to target tokens that support stablecoin issuance and infrastructure, combining the potential for long-term capital appreciation with consistent yield generation. Many of these assets are expected to deliver returns from both embedded yields and long-term price appreciation, as adoption of stablecoin is expected to accelerate globally.

Business Strategy

Historically, our goal has been to develop and commercialize automotive-grade, sustainable electric transportation solutions for the markets and use cases that we believe can be well served by our purpose-built, street legal low speed electric vehicles. Our business strategy includes, evaluating our operations to align with anticipated market conditions for electric vehicles, identifying defined markets and use cases which are currently under-served but represent sizable market opportunity sub-sets of the electric vehicle market and focus development efforts on purpose-built electric vehicles to address such markets, and investing in research and development and qualification of sensors, cameras, software and mobility services, seeking to enhance the value of using our electric vehicles and to derive incremental potential revenue streams for us and our partner ecosystem

Product Development and Future Strategy

Recent Developments

The Company’s Business Strategy

The Company has historically been engaged in the design, manufacture and commercialization of electric vehicles. In July 2025, the Company commenced a strategic transition toward a new business model focused on digital asset initiatives, with a focus on targeting the acquisition of crypto tokens that are directly capitalizing on the rapid growth of the stablecoin industry. The Company views the stablecoin ecosystem as a rapidly growing segment of the global financial infrastructure and believes that the entry into this market can provide a complementary revenue stream and enhance stockholder value. The Company’s approach is intended to focus on acquiring and holding crypto assets within the stablecoin space and deploying them in a manner designed to generate yield while managing associated risks. In connection with this strategic shift, the Company announced a target goal of acquiring up to $100 million in crypto assets, subject to available capital, market conditions and regulatory considerations.

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. As of June 30, 2025, $541,160 under the Lithion Purchase Agreement remained outstanding. On June 17, 2025, Lithion filed a complaint with the Supreme Court of the State of the State of New York Country of New York, pursuant to which, Lithion claimed the Company was in breach of contract of the Lithion Purchase Agreement for failure to pay amounts owed under the Lithion Purchase Agreement in connection with the order of certain batteries. Lithion seeks damages equal to $717,120 plus interest. On July 28, 2025, the Company entered into a Settlement Agreement (as defined herein) with Lithion, pursuant to which the Company paid Lithion $540,000 on July 30, 2025, and upon payment, the Company took possession of the remaining battery cells, modules, and battery packs. Pursuant to the Settlement Agreement, all causes of action, counterclaims, and claims that were asserted or could have been asserted by the parties against each other in connection with the Lithion Purchase Agreement were settled in full, with no party having continuing liability to the other party.

Termination of GM Partnership

On August 8, 2025, General Motors LLC cancelled its development projects with the Company effective as of such date. Accordingly, no further obligations will arise between the parties pursuant to their prior partnership.

Consulting Agreement with James Altucher and Z-List Media

In connection with the Company’s strategic transition toward a new business model focused on digital asset initiatives, on August 4, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Consultant”), pursuant to which, the Consultant agreed to provide certain consulting services to the Company, including fund raising, crypto portfolio management, investor relations, strategic planning, deal flow analysis, introductions to further its business goals, advice related to sector growth initiatives and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon the mutual written consent of the Company and the Consultant in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, the Company issued to the Consultant warrants to purchase up to an aggregate of 1,000,000 shares of common stock, consisting of: (i) a warrant to purchase up to 300,000 shares of common stock at an exercise price of $8.00 per share, which are immediately exercisable upon issuance (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $12.00 per share, which will be exercisable six months from the date of issuance (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $15.00 per share (the “Third Tranche Warrant”), which will be exercisable twelve months from the date of issuance, and (iv) a warrant to purchase up to 300,000 shares of common stock at exercise price of $17.50 per share (the “Fourth Tranche Warrant” and together the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be exercisable eighteen months from the date of issuance, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein.

Authorized Share Increase

On May 29, 2025, at the Company’s annual meeting of stockholders (“Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share (“common stock”) from 200,000,000 shares to 1,200,000,000 shares and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the Annual Meeting, on May 23, 2025, the Company filed the Share Increase Amendment with the Secretary of State of the State of Delaware.

Reverse Stock Split

On June 23, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-16 reverse stock split of the shares of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on June 25, 2025 (the “Reverse Stock Split”) and began trading on a Reverse Stock Split-adjusted basis on Nasdaq on June 26, 2025. All share amounts have been retroactively adjusted for the Reverse Stock Split.

August 2025 Financing

On August 4, 2025, the Company entered into a Securities Purchase Agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (“Stated Value”), initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share (collectively, the “Private Placement”). The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000.

Components of Results of Operations

Revenue

The Company continues to work on engineering of the Vanish while the Company evaluates the commercialization of the product. Going forward, the Company expects to recognize revenue upon successful re-engineering of the Vanish and is exploring strategic partnerships to support scaling.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. Personnel costs consist of wages and associated taxes and benefits. The cost of goods sold also includes adjustments to inventory, freight and changes to our warranty reserves. Allocated overhead costs consist of certain facilities and utility costs.

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

Results of Operations

Six months ended June 30, 2025, compared to six months ended June 30, 2024

The following table sets forth our results of operations for each of the periods set forth below:

	For the Six Months Ended June 30,
	2025	2024	Change
Revenue	$—	$58,351	$(58,351)
Cost of goods sold	239,040	2,258,103	(2,019,063)
Gross loss	(239,040)	(2,199,752)	1,960,712
Operating expenses:
Research and development	657,681	1,382,984	(725,303)
Sales and marketing	—	553,390	(553,390)
General and administrative	2,865,145	5,039,684	(2,174,539)
Total operating expenses	3,522,826	6,976,058	(3,453,232)
Loss from operations	(3,761,866)	(9,175,810)	5,413,944
Other income (expense):
Interest income	34,201	293,865	(259,664)
Change in fair value - warrant liability	(12,174,100)	9,010,300	(21,184,400)
Change in fair value - derivative liability	2,661,000	2,627,000	34,000
Unrealized gain (loss) on marketable securities	(79,164)	266,902	(346,066)
Realized gain on marketable securities	305,554	452,121	(146,567)
Consent and waiver fee – Series H-7	(350,000)	—	(350,000)
Other income (expense), net	66,368	(198,510)	264,878
Total other income (expense), net	(9,536,141)	12,451,678	(21,987,819)
Net income (loss)	$(13,298,007)	$3,275,868	$(16,573,875)

Revenue

Revenue was $0 for the six months ended June 30, 2025, as compared to $58,351 for the same period in 2024, a decrease of 100%, or $58,351. The decrease in revenue was primarily due to a reduction of $37,775 in product sales and a $18,249 decrease in service revenue, mainly due to the pause in manufacturing of the Vanish as the Company focuses on re-engineering the vehicle to optimize its design and improve manufacturing efficiencies.

Cost of goods sold and gross loss

Cost of goods decreased by $2,019,063 or 89% for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease in cost of goods sold was mainly due to the decrease of $887,922 and $167,187 in impairment of inventory adjustments and a decrease in materials purchases, respectively, related to the Vanish, a decrease in overhead allocations of $432,843, and a decrease of $511,803 adjustments to inventory stock counts that were the result of inventory write downs during the six months ended June 30, 2024.

Research and development expense

Research and development (“R&D”) expense was $657,681 for the six months ended June 30, 2025, as compared to $1,382,984 for the same period in 2024, a decrease of $725,303 or 52%. For the six months ended June 30, 2025, as compared to the same period in 2024, the Company had a decrease of $538,151 and $352,524 in salaries and related personnel costs and R&D design, respectively, offset by an increase in other consulting of $149,350. The decrease was primarily due to the Company being substantially completed with the R&D on the Vanish in 2024, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0 for the six months ended June 30, 2025, as compared to $553,390 for the same period in 2024, a decrease of $553,390, or 100%. For the six months ended June 30, 2025, as compared to the same period in 2024, the Company had a decrease of $200,121 in depreciation expense of their fleet vehicles and a decrease of $162,701 in personnel expenses. The decrease primarily resulted from no depreciation of the vehicles during 2025 due to the impairment of the vehicles by the end of the year 2024.

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

General and administrative expense was $2,865,145 for the six months ended June 30, 2025, compared to $5,039,684 for the same period in 2024, a decrease of $2,174,539, or 43%. The decrease was primarily attributable to cost reduction initiatives completed in late 2024 and early 2025.

Salaries and related expenses decreased by $892,160 for the six months ended June 30, 2025, compared to the same period in 2024, due to the decrease in headcount associated with the internal restructuring. Legal expenses decreased by $506,433 for the six months ended June 30, 2025, compared to the same period in 2024, due to the finalization and settlement of legal issues during 2024. Depreciation decreased by $342,664 for the six months ended June 30, 2025, compared to the same period in 2024, due to assets being fully impaired and written down to zero at the end of 2024. Consultants and professional services decreased by $181,330 for the six months June 30, 2025, compared to the same period in 2024, primarily due to fewer engagements that required external professional services.

Other income and expense

For the six months ended June 30, 2025, the Company recorded a $21,987,819 decrease of net other income. The Company recognized a loss of $12,174,100 and a gain of $9,010,300 for the six months ended June 30, 2025 and 2024, respectively, for the change in fair value - warrant liability, a decrease of $21,184,400 primarily due to the increase in the trading price of the Company’s common stock and the decrease in the exercise price. For the six months ended June 30, 2025, the Company recorded a $259,664 decrease in interest income primarily due to a $259,664 decrease in interest income on cash accounts, a decrease in realized gains of $146,567 on marketable securities, and a decrease of $346,066 in the unrealized gain on marketable securities. For the six months ended June 30, 2025, the Company recorded a $350,000 increase in consent and waiver fees related to the Series H-7 Preferred Stock. For the six months ended June 30, 2025, the Company recorded an $264,878 increase in other income and expense primarily due to a decrease in vendor settlements of $131,798 and an increase of $101,664 in miscellaneous income and expense.

Three months ended June 30, 2025, compared to three months ended June 30, 2024

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended June 30,
	2025	2024	Change
Revenue	$—	$—	$—
Cost of goods sold	239,040	1,074,896	(835,856)
Gross loss	(239,040)	(1,074,896)	835,856
Operating expenses:
Research and development	349,951	622,567	(272,616)
Sales and marketing	—	285,035	(285,035)
General and administrative	1,199,323	1,977,358	(778,035)
Total operating expenses	1,549,274	2,884,960	(1,335,686)
Loss from operations	(1,788,314)	(3,959,856)	2,171,542
Other income (expense):
Interest income	7,961	140,567	(132,606)
Change in fair value - warrant liability	(13,254,700)	7,937,500	(21,192,200)
Change in fair value - derivative liability	1,130,000	2,618,000	(1,488,000)
Unrealized gain (loss) on marketable securities	(7,457)	301,921	(309,378)
Realized gain on marketable securities	94,492	74,998	19,494
Consent and waiver fee – Series H-7	(350,000)	—	(350,000)
Other income (expense), net	25,000	(198,510)	223,510
Total other income (expense), net	(12,354,704)	10,874,476	(23,229,180)
Net income (loss)	$(14,143,018)	$6,914,620	$(21,057,638)

Cost of goods sold and gross loss

Cost of goods decreased by $835,856 or 80% for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease in cost of goods sold was mainly due to the decrease of $121,672 in impairment of inventory adjustments related to the Vanish, a decrease in overhead allocations of $214,293, and a decrease of $476,340 adjustments to inventory stock counts that were the result of inventory write downs during the six months ended June 30, 2024.

Research and development expense

Research and development (“R&D”) expense was $349,951 for the three months ended June 30, 2025, as compared to $622,567 for the same period in 2024, a decrease of $272,616 or 44%. For the three months ended June 30, 2025, as compared to the same period in 2024, the Company had a decrease of $287,850 and $93,702 in R&D design and salaries and related personnel costs, respectively, offset by an increase in other consulting of $71,525. The decrease was primarily due to the Company being substantially completed with the R&D on the Vanish in 2024, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0 for the three months ended June 30, 2025, as compared to $285,035 for the same period in 2024, a decrease of $285,035, or 100%. For the three months ended June 30, 2025, as compared to the same period in 2024, the Company had a decrease of $200,121 in depreciation expense of their fleet vehicles. The decrease primarily resulted from no depreciation of the vehicles during 2025 due to the impairment of the vehicles by the end of the year 2024.

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

General and administrative expense was $1,199,323 for the three months ended June 30, 2025, compared to $1,977,358 for the same period in 2024, a decrease of $778,035, or 39%. The decrease was primarily attributable to cost reduction initiatives completed in late 2024 and early 2025.

Legal expenses decreased by $426,656 for the three months ended June 30, 2025, compared to the same period in 2024, due to the finalization and settlement of legal issues during 2024. Depreciation decreased by $232,170 for the three months ended June 30, 2025, compared to the same period in 2024, due to assets being fully impaired and written down to zero at the end of 2024. Consultants and professional services decreased by $137,190 for the three months June 30, 2025, compared to the same period in 2024, primarily due to fewer engagements that required external professional services. Insurance decreased by $47,357 for the three months ended June 30, 2025, compared to the same period in 2024, due to meaningful reductions across both Directors and Officers liability and broader casualty property programs.

Other income and expense

For the three months ended June 30, 2025, the Company recorded a $23,229,180 decrease of net other income. For the three months ended June 30, 2025 and 2024, the Company recognized a gain of $1,130,000 and $2,618,000, respectively, for the change in fair value - derivative liability, a decrease of $1,488,000, mainly due to the final installment notice of the Series H-7 Preferred Stock redemption. The Company recognized a loss of $13,254,700 and a gain of $7,937,500 for the three months ended June 30, 2025 and 2024, respectively, for the change in fair value - warrant liability, a decrease of $21,192,200 primarily due to the increase in the trading price of the Company’s common stock and the decrease in the exercise price. For the three months ended June 30, 2025, the Company recorded a $132,606 decrease in interest income primarily due to a $132,606 decrease in interest income on cash accounts, an increase in realized gains of $19,494 on marketable securities, and a decrease of $309,378 in the unrealized gain on marketable securities. For the three months ended June 30, 2025, the Company recorded a $350,000 increase in consent and waiver fees related to the Series H-7 Preferred Stock. For the three months ended June 30, 2025, the Company recorded a $223,510 increase in other income and expense primarily due to a decrease in vendor settlements of $131,798 and an increase of $66,712 in miscellaneous income and expense.

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

Liquidity and Capital Resources

The Company has incurred recurring losses from operations and has insufficient liquidity to fund its future operations. As of June 30, 2025, we had $5,132,867 in cash and cash equivalents, $109,576 in restricted cash, $3,291,450 in marketable securities, and working capital of $1,230,158. As of December 31, 2024, we had $16,035,475 in cash and cash equivalents, $164,682 in restricted cash, $4,089,832 in marketable securities and working capital of $17,100,605. The decrease in cash and cash equivalents and working capital was primarily a result of the payment of Series H-7 Preferred Stock redemptions. Our sources of cash since inception have been predominately from the sale of equity and debt, including the issuance of the Series H-7 Preferred Stock and Series I Preferred Stock.

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

We are evaluating other options for the strategic deployment of capital beyond our ongoing strategic initiatives. We anticipate being opportunistic with our capital, and we intend to explore potential partnerships and acquisitions that could be synergistic with our competitive stance in the market.

We are also implementing a multi-token investment strategy, pursuant to which we intend to use capital in excess of working capital requirements to invest in one or more alternative investments or assets, which may include digital assets linked to stablecoin. We intend to target $100 million in crypto tokens that capitalize on the stablecoin industry and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase such crypto tokens. This overall strategy also contemplates that we may (i) periodically sell the crypto tokens we purchase for general corporate purposes, including to generate cash for treasury management (which may include debt repayment), or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our potential digital asset holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using potential digital asset holdings.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at June 30, 2025 will not be sufficient to fund operations for at least the next twelve months following the date of this report.

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into the Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 22,000 Series H-7 Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 171,875 shares of the Company’s common stock at an initial conversion price of $128.00 per share, and (ii) warrants (“Warrants”) initially exercisable for up to an aggregate of 171,875 shares of common stock.

The shares of Series H-7 Preferred Stock are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $128.00 (the “Conversion Price”), which, and pursuant to the stock combination event adjustment provisions in the Certificate of Designations, was subsequently reduced to $32.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Stock in 12 equal monthly installments from, and including, the applicable Installment Date (as defined in the Certificate of Designations). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment date was May 7, 2024 and August 7, 2024, as elected by the applicable investor. On June 25, 2025, in connection with the Reverse Stock Split and pursuant to the stock combination event adjustment provisions, (i) the Series H-7 Conversion Price was adjusted from $7.616 per share to $6.1933 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $7.616 per share to $6.1933 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally.

The amortization payments due upon redemption of the Series H-7 Preferred Stock are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $11.90 (as adjusted for the Company’s Reverse Stock Split and subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Stock have the option to defer amortization payments or, subject to certain limitations as specified in the Certificate of Designations, can elect to accelerate installment conversion amounts.

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

The Certificate of Designations provides that, except as required by applicable law, the holders of the Series H-7 Preferred Stock will be entitled to vote with holders of the common stock on an as converted basis, with the number of votes to which each holder of Series H-7 Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to $92.16 per share (as adjusted for the Reverse Stock Split), which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations.

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

On August 4, 2025, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series H-7 Agreement”) with the Required Holders. Pursuant to the Series H-7 Agreement, the Required Holders agreed to (i) amend the Series H-7 Purchase Agreement to amend the definition of “Excluded Securities” as set forth in the Series H-7 Amendment, (ii) waive certain rights under the Series H-7 Purchase Agreement, Series H-7 Warrants and Series H-7 Certificate of Designations in respect of the issuance of the Preferred Stock and entrance by the Company into the Purchase Agreement, and (iii) consent to the issuance of the Preferred Stock, as required pursuant to certain terms of the Series H-7 Certificate of Designations, the Series H-7 Purchase Agreement and the Series H-7 Warrants, as applicable. In consideration of the foregoing, the Company agreed to pay to the Required Holders an aggregate of $350,000 by September 30, 2025, which may be paid in the form of cash, or, at the holders’ sole election, added to the outstanding aggregate stated value of the Series H-7 Preferred Stock.

The Company and the Required Holders further agreed pursuant to the Series H-7 Agreement to amend the Series H-7 Certificate of Designations by filing a Certificate of Amendment to the Series H-7 Certificate of Designations (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) extend the maturity date to February 4, 2027, (ii) revise the applicable payment dates and corresponding payable amounts of Dividends and Installment Amounts (each as defined in the Series H-7 Certificate of Designations), (iii) modify the definition of “Excluded Securities” and (iv) modify the schedule of Installment Dates (as defined in the Series H-7 Certificate of Designations). The Certificate of Amendment to the Series H-7 Certificate of Designations was filed with the Secretary of State for the State of Delaware on August 6, 2025.

Series I Preferred Stock

On August 4, 2025, the Company entered into the Series I Securities Purchase Agreement with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share and (ii) warrants to acquire up to an aggregate of 875,000 Series I Warrants at an exercise price of $8.00 per share. The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000.

Among other covenants, the Series I Purchase Agreement requires the Company to hold a meeting of its stockholders not later than October 3, 2025, to seek approval for the issuance of shares of common stock in excess of 19.99% of the Company’s issued and outstanding shares of common stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series I Purchase Agreement pursuant to the terms of the Series I Preferred Stock and the applicable Series I Warrants.

In connection with the Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement).

The terms of the Series I Preferred Stock are as set forth in the form of Certificate of Designations of the Series I Convertible Preferred Stock (“Series I Certificate of Designations”) which was filed with the Secretary of State for the State of Delaware on August 6, 2025. All shares of capital stock of the Company rank junior to shares of the Series I Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Further to the foregoing, the shares of Seres I Preferred Stock rank junior to shares of Series H-7 Convertible Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

The shares of Series I Preferred Stock are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Series I Conversion Price”). The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). The Company is required to redeem the Series I Preferred Stock in equal installments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Installment Date, until the maturity date of February 4, 2027.

The Installment Amount (as defined in the Seres I Certificate of Designations) due upon such redemption are payable, at the Company’s election, in cash at 107% of the applicable Installment Redemption Price (as defined in the Seres I Certificate of Designations).

The holders of the Series I Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) quarterly on each Installment Date (as defined in the Seres I Certificate of Designations), in cash out of funds legally available therefor and, (ii) prior to the first Installment Date, payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Seres I Certificate of Designations) on each conversion date occurring prior to the first Installment Date. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Seres I Certificate of Designations), the Seres I Preferred Stock accrue dividends at the rate of 15% per annum. The holders of the Series I Preferred Stock are entitled to vote with holders of the common stock on as as-converted basis, with the number of votes to which each holder of Series I Preferred Stock is entitled to be calculated assuming a conversion price of $7.628 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series I Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series I Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions using shares of common stock is subject to certain limitations set forth in the Series I Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Stockholder Approval. Further, the Series I Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Series I Common Stock issuable upon conversion of the Series I Preferred Stock under the Series I Certificate of Designations.

The Series I Certificate of Designations includes certain Triggering Events, including, among other things, the Company’s failure to pay any amounts due to the holders of the Series I Preferred Stock when due. In connection with a Triggering Event, each holder of Series I Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series I Preferred Stock at a premium set forth in the Series I Certificate of Designations.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series I Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters. In addition, the Company is required to maintain at all times unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 50% of the aggregate Stated Value of the outstanding shares of Series I Preferred Stock then outstanding.

The Series I Warrants are exercisable for shares of common stock immediately, at an exercise price of $8.00 per share and expire five years from the date of issuance. The exercise price of each Seres I Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions).

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2025	2024
Cash Flows:
Net cash used in operating activities	$(4,100,960)	$(6,834,066)
Net provided by (cash used in) investing activities	$1,024,773	$(22,153,128)
Net cash used in financing activities	$(7,881,527)	$(362,573)

Operating Activities

During the six months ended June 30, 2025, we used $4,100,960 in cash from operating activities, a decrease in use of $2,733,106 compared to the cash used in operating activities of $6,834,066 during the same period in 2024. The decrease in cash used in operating activities was primarily a result of the decrease in net income adjusted for non-cash items. During the six months ended June 30, 2025, the Company recognized net loss after non-cash adjustments of $3,486,636, a $2,840,266 improvement compared with a $6,326,902 adjusted net loss during the same period in 2024. During the six months ended June 30, 2025, cash used in inventory was $0 as compared to $1,704,756 for the same period in 2024, a decrease of $1,704,756, mainly due to the temporary pause on procurement of materials and manufacturing activities while re-engineering the Vanish. For the six months ended June 30, 2025, cash provided by prepaid expenses and other assets was $785,631 as compared to cash provided of $587,476 for the same period in 2024, an increase in cash provided of $198,155, mainly due to advance purchases of inventory that has been received and expensed, and insurance premiums amortized over the policy period. During the six months ended June 30, 2025, cash used in accounts payable was $828,324 as compared to cash provided by of $1,115,255 for the same period in 2024, a decrease in cash provided of $1,943,579. During the six months ended June 30, 2025, cash used in accrued expenses and other current liabilities was $472,719 as compared to cash used of $434,295 for the same period in 2024, an increase in cash provided of $38,424.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turnovers and our ability to manage other areas of working capital.

Investing Activities

During the six months ended June 30, 2025, the Company had $1,024,773 in cash provided by investing activities as compared to $22,153,128 of cash used in investing activities during the same period in 2024, an increase of $23,177,901. During the six months ended June 30, 2025, the Company used $23,257,290 to invest in marketable securities as compared to $57,991,814 cash used for the same period in 2024, and received $24,282,063 in proceeds from the sale of marketable securities as compared to $35,838,686 in proceeds during the same period in 2024.

Financing Activities

During the six months ended June 30, 2025, the Company used cash of $7,881,527 from financing activities as compared to $362,573 cash used in financing activities for the same period in 2024, an increase of $7,518,954. The increase in cash used was due to cash redemptions of the Series H-7 Preferred Stock.

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

Stablecoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in many respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of stablecoin. The growth of the digital assets industry in general, and the use and acceptance of stablecoin in particular, may also impact the price of stablecoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of stablecoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing stablecoin, institutional demand for stablecoin as an investment asset, consumer demand for stablecoin as a means of payment, and the availability and popularity of alternatives to stablecoin. Even if growth in stablecoin adoption occurs in the near or medium-term, there is no assurance that stablecoin usage will continue to grow over the long-term. Because stablecoins have no physical existence beyond the record of transactions on the stablecoin blockchain, a variety of technical factors related to the stablecoin blockchain could also impact the price of stablecoin. For example, malicious attacks by “miners” who validate stablecoin transactions, inadequate mining fees to incentivize validating of stablecoin transactions, hard “forks” of the stablecoin blockchain into multiple blockchains, and advances in quantum computing could undercut the integrity of the stablecoin blockchain and negatively affect the price of stablecoin.

Digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of stablecoin.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Material Weakness and Remediation Plan

As previously reported on our Annual Report on Form 10-K for the period ended December 31, 2024,  we identified a material weakness in our internal control over financial reporting due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources. This material weakness continues to exist as of June 30, 2025.

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

The information set forth in Note 9 Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company’s cash used in operations was $4,100,960 leaving a cash and cash equivalents balance of $5,132,867 as of June 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our multi-token investment strategy targeting the stablecoin industry exposes us to significant risks, including market volatility, regulatory uncertainty, and technological vulnerabilities, any of which could materially and adversely affect our business, financial condition and results of operations.

We have begun a new business strategy focusing on a pureplay, multi-token investment strategy targeting the acquisition of digital assets that directly benefit from the growth of the stablecoin industry. This strategy involves substantial risks that differ significantly from those associated with our historical operations. Digital assets, including stablecoins and tokens tied to the stablecoin ecosystem, are subject to extreme price volatility, liquidity constraints and rapid shifts in market sentiment. These factors could result in significant fluctuations in the value of our holdings over short periods of time.

The regulatory environment for digital assets, and stablecoins in particular, is rapidly evolving and subject to significant uncertainty in the United States and abroad. Changes in laws, regulations, or government policy, such as restrictions on stablecoin issuance, trading, or use, could adversely impact the viability and value of our investments. Additionally, stablecoins are dependent on the continued maintenance of their pegged value to a reference currency. Loss of such a peg, operational failures of issuers, or adverse market perceptions could impair the value of related investments.

Our strategy also involves risks related to custody, cybersecurity and technology. Digital asset holdings are subject to the risk of theft, hacking, or loss of access due to private key mismanagement or third-party service provider failures. Unlike bank deposits or many traditional investments, digital assets are generally not insured, and we may have no recourse if our holdings are lost or compromised.

There can be no assurance that our multi-token investment strategy will generate positive returns or preserve our capital. If we are unable to effectively manage the risks associated with digital assets, our business, financial condition, and results of operations could be materially harmed.

There are volatility risks related to stablecoin.

There are volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins such as USDT and USDC. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the cryptoeconomy, causing the prices of other stablecoins and digital assets to become more volatile.

Political or economic crises may motivate large-scale sales of digital assets, which would result in a reduction in values and materially and adversely affect us.

Cryptocurrencies, as an alternative to fiat currencies that are backed by central governments, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. For example, political or economic crises could motivate large-scale acquisitions or sales of digital assets either globally, regionally or locally. Large-scale sales of certain digital assets would result in a reduction in their value and could materially and adversely affect our investment and trading strategies, the value of our assets and our value.

The U.S. federal income tax treatment of transactions in digital assets is unclear.

Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain. Our operations and dealings, in or in connection with digital assets, as well as transactions in digital assets generally, could be subject to adverse tax consequences in the United States, including as a result of development of the legal regimes surrounding digital assets, and our operating results, as well as the price of digital assets, could be adversely affected thereby.

Many significant aspects of the U.S. federal income tax treatment of digital assets (including with respect to the amount, timing and character of income recognition) are uncertain. In 2014, the U.S. Internal Revenue Service (the “IRS”) released a notice (the “Notice”) discussing certain aspects of digital assets for U.S. federal income tax purposes and, in particular, stating that such digital assets (1) are “property,” (2) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (3) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. The Notice and the Ruling & FAQs, however, do not address other significant aspects of the U.S. federal income tax treatment of digital assets. We do not intend to request a ruling from the IRS on these issues, and we will take positions on these and other U.S. federal income tax issues relating to digital assets that we believe to be reasonable. There can be no assurance that the IRS will agree with the positions we take, and it is possible that the IRS will successfully challenge our positions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for us and could have an adverse effect on the value of bitcoin or other digital assets. Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that we will hold certain types of digital assets that are not within the scope of the Notice.

On November 15, 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act (the “IIJA”). The IIJA implements a set of comprehensive tax information reporting rules that will apply to persons, including digital asset trading platforms and custodians, that regularly effect transfers of digital assets on behalf of other persons. In particular, these rules will require digital asset trading platforms and custodians to report certain digital asset transactions (including sales, exchanges and other transfers) effected on behalf of other persons on an annual return, in a manner similar to the current reporting rules for brokers that effect stock and other securities transactions on behalf of customers. In addition, the IIJA extends the reporting requirements for businesses that receive more than $10,000 in cash in a transaction (or related transactions) to transactions involving the receipt of digital assets with a fair market value of more than $10,000.

In July 2024, the IRS and the U.S. Department of the Treasury released final regulations to implement certain of these reporting rules (the “July final regulations”). The July final regulations’ definition of the term “broker” is broad and, in a number of respects, is unclear in scope, but generally requires custodial brokers and brokers acting as principals to perform information reporting and backup withholding functions. Under the July final regulations and a notice released contemporaneously by the IRS and the U.S. Department of the Treasury, such reporting of cost basis information and backup withholding generally will apply in respect of transactions occurring on or after January 1, 2025, but certain transitional relief may be available for transactions occurring prior to January 1, 2026. The July final regulations do not address all aspects of the IIJA information reporting regime and their application is uncertain in a number of respects, including with respect to the collection and reporting of cost basis information for digital assets and the scope of transactions subject to reporting. In December 2024, the IRS and the U.S. Department of the Treasury issued separate final regulations describing information reporting rules for non-custodial industry participants (the “December final regulations”), including the requirement to file information returns and furnish payee statements reporting gross proceeds on dispositions of digital assets effected for customers in certain sale or exchange transactions. The December final regulations were repealed on April 10, 2025, under the Congressional Review Act. Regulations repealed under the Congressional Review Act generally may not be reissued in substantially the same form, and a new rule that is substantially the same as such a rule may not be issued, unless the reissued or new rule is specifically authorized by a law subsequently enacted. The impact on the IIJA information reporting regime of the repeal of the December final regulations is unclear and there can be no assurance that the same or similar regulations will not be authorized by future law.

The effects of the IIJA reporting regime and its application to us may depend in significant part on future Congressional action and further regulatory or other guidance from the IRS and could create significant compliance burdens and uncertainties for us and our customers, and could affect the price of digital assets, which could have an adverse effect on our business.

The state, local and non-U.S. tax treatment of digital assets is unclear.

The taxing authorities of certain states (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. It is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for state or local tax purposes could result in adverse tax consequences to us and could adversely affect the price of digital assets.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currency for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 14, 2025, the board of directors of the Company appointed Joshua Silverman, who serves as the Company’s Executive Chairman, to the position of Chief Executive Officer, effective immediately. For the information required by Items 401(b), (d), and (e) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), see the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on April 21, 2025, the relevant portions of which are incorporated herein by reference.

In connection with Mr. Silverman’s position as Chief Executive Officer, on August 14, 2025, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Mr. Silverman setting forth the terms and conditions of Mr. Silverman’s employment as the Company’s Chief Executive Officer. The Employment Agreement has a three-year initial term commencing on August 14, 2025, which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of three hundred thousand dollars ($300,000) (“Base Salary”) effective as of January 1, 2025, payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

In connection with Mr. Silverman’s appointment, the Company agreed to grant Mr. Silverman long-term incentive awards under the Company’s long-term equity incentive plan (the “LTIP”) on such terms and conditions as determined by the Board and the Compensation Committee in their sole discretion. For each fiscal year during the employment period, Mr. Silverman shall receive annual long-term incentive awards under the LTIP of up to 300% of his Base Salary upon achievement of target objectives and performance criteria established by the Board in their sole discretion, subject to and governed by the terms and provisions of the LTIP as in effect from time to time and the award agreements evidencing such awards

In the event Mr. Silverman’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Silverman without Good Reason (as defined in the Employment Agreement) , Mr. Silverman will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date, and (ii) any unpaid expense reimbursements and vested amounts and benefits in accordance with the terms of any applicable plan, program, corporate governance document, policy, agreement or arrangement of the Company (collectively, “Accrued Compensation”).

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason, then, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to two times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason within two (2) years after a Change in Control (as defined in the Employment Agreement) or within six (6) months prior to a Change in Control, Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to three times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

The Employment Agreement also contains customary provisions relating to, among other things, confidentiality and non-disparagement.

There is no arrangement or understanding between Mr. Silverman and any other person pursuant to which he was appointed as Chief Executive Officer. There are no family relationships between Mr. Silverman and any of the Company’s directors, executive officers or persons nominated or chosen by the Company to become a director or executive officer of the Company. There are no transactions between Mr. Silverman and the Company that would be required to be reported under Item 404(a) of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2025).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

3.4	Form of Certificate of Designations of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.2	Form of Consulting Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.3	Rights Agreement, dated as of July 31, 2025, between AYRO, Inc. and Equiniti Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.3	Consulting Services Agreement, dated as of August 4, 2025, by and between the Company, James Altucher and Z-List Media, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.4	Form of Omnibus Waiver, Consent, Notice and Amendment, by and among AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.5†	Employment Agreement, by and between Ayro, Inc. and Joshua Silverman, dated as of August 14, 2025.

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.
†	Management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYRO, INC.

Dated: August 14, 2025	By:	/s/ Joshua Silverman
Joshua Silverman
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

