Form 10-Q
period 2025-09-30
StableX Technologies, Inc.
filed 2025-11-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to __________

Commission file number: 001-34643

STABLEX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(512) 994-4917

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SBLX	The NASDAQ Stock Market LLC

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

As of November 14, 2025, the registrant had 1,455,975 shares of common stock outstanding.

STABLEX TECHNOLOGIES, INC.

QUARTER ENDED SEPTEMBER 30, 2025

Table of Contents

		PAGE
PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	Financial Statements (Unaudited)	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	F-1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	F-2
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024	F-3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	F-4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	18
ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,260,657	$16,035,475
Restricted cash	109,941	164,682
Marketable securities	4,881,788	4,089,832
Prepaid expenses and other current assets	1,584,272	972,245
Total current assets	13,836,658	21,262,234

Operating lease – right-of-use asset	279,988	429,819
Digital assets	1,571,028	—
Deposits and other assets	26,055	46,665
Total assets	$15,713,729	$21,738,718

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,112,833	$1,863,045
Accrued expenses and other current liabilities	559,048	793,819
Accrued preferred stock redemption payable (Series H-7)	—	1,285,680
Current portion lease obligation – operating lease	242,342	219,085
Total current liabilities	1,914,223	4,161,629

Derivative liability	33,000	2,661,000
Warrant liability	—	2,362,900
Lease obligation - operating lease, net of current portion	98,617	283,742
Total liabilities	2,045,840	9,469,271

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 3,264 and 10,167 shares, at September 30, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of September 30, 2025.	2,119,247	7,587,518
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 7,000 shares; issued and outstanding – 7,000 and 0 shares, at September 30, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of September 30, 2025.	3,220,317	—

Stockholders’ equity:
Preferred Stock (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of September 30, 2025.	—	—
Series H-3 Convertible Preferred Stock ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of September 30, 2025 and December 31, 2024, respectively). Liquidation preference of $40 as of September 30, 2025.	—	—
Series H-6 Convertible Preferred Stock ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of September 30, 2025 and December 31, 2024, respectively) Liquidation preference of $195 as of September 30, 2025.	—	—
Common Stock ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of September 30, 2025, and December 31, 2024, respectively; issued and outstanding – 1,355,975 and 533,842 shares as of September 30, 2025, and December 31, 2024, respectively)	136	53
Additional paid-in capital	141,469,952	121,767,394
Accumulated deficit	(133,141,763)	(117,085,518)
Total stockholders’ equity	8,328,325	4,681,929
Total liabilities, mezzanine equity and stockholders’ equity	$15,713,729	$21,738,718

See the accompanying notes to the unaudited condensed consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$5,426	$—	$63,777
Cost of goods sold	717,120	286,028	956,160	2,544,131
Gross loss	(717,120)	(280,602)	(956,160)	(2,480,354)

Operating expenses:
Research and development	343,556	14,776	1,001,237	1,397,760
Sales and marketing	—	216,605	—	769,995
General and administrative	2,472,964	1,414,026	5,338,109	6,453,710
Total operating expenses	2,816,520	1,645,407	6,339,346	8,621,465

Loss from operations	(3,533,640)	(1,926,009)	(7,295,506)	(11,101,819)

Other income (expense):
Interest income	61,956	89,060	96,157	382,925
Change in fair value - warrant liability	547,000	126,600	(11,627,100)	9,136,900
Change in fair value - derivative liability	179,000	2,408,000	2,840,000	5,035,000
Unrealized loss on digital assets	(228,972)	—	(228,972)	—
Unrealized gain (loss) on marketable securities	(37,119)	(240,743)	(116,283)	26,159
Realized gain on marketable securities	82,345	562,627	387,899	1,014,748
Consent and waiver fee - Series H-7	—	—	(350,000)	—
Other income (expense), net	171,192	(468,978)	237,560	(667,488)
Total other income (expense), net	775,402	2,476,566	(8,760,739)	14,928,244

Net income (loss) prior to provision for income taxes	$(2,758,238)	$550,557	$(16,056,245)	$3,826,425

Provision for income taxes	—	—	—	—

Net income (loss)	$(2,758,238)	$550,557	$(16,056,245)	$3,826,425

Dividends earned on Series H-7 Convertible Preferred Stock	(132,872)	(741,172)	(1,837,066)	(1,739,906)
Accretion of discounts to redemption value of Series H-7 Convertible Preferred Stock	(739,733)	(1,506,979)	(3,988,634)	(6,601,588)

Net loss attributable to common stockholders	$(3,630,843)	$(1,697,594)	$(21,881,945)	$(4,515,069)

Net loss per share basic	$(3.84)	$(3.96)	$(16.18)	$(12.44)
Net loss per share diluted	$(3.84)	$(3.96)	$(16.18)	$(12.44)

Basic weighted average Common Stock outstanding	946,139	428,952	1,352,078	362,964
Diluted weighted average Common Stock outstanding	946,139	428,952	1,352,078	362,964

See the accompanying notes to the unaudited condensed consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Nine Months Ended September 30, 2025
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	—	—	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	—	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	—	$—	4,667	$3,364,603	8	$—	1,234	$—	50	$—	533,842	$53	$119,246,807	$(116,240,507)	$3,006,353
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	69,480	—	69,480
Preferred stock redemptions and conversions including cash premium	—	—	(4,667)	(5,473,475)	—	—	—	—	—	—	56,215	6	394,609	—	394,615
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(323,636)	—	(323,636)
Preferred stock dividends	—	—	—	546,825	—	—	—	—	—	—	—	—	(546,825)	—	(546,825)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	1,562,047	—	—	—	—	—	—	—	—	(1,562,047)	—	(1,562,047)
Issuance of round up shares	—	—	—	—	—	—	—	—	—	—	124	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,143,018)	(14,143,018)
Balance, June 30, 2025	—	$—	—	$—	8	$—	1,234	$—	50	$—	590,181	$59	$117,278,388	$(130,383,525)	$(13,105,078)
Issuance of convertible preferred stock, net of discounts and transaction costs	7,000	2,427,112	4,377	5,269,500	—	—	—	—	—	—	—	—	(87,016)	—	(87,016)
Common stock issued for exercise of Series H-7 Preferred warrants	—	—	—	—	—	—	—	—	—	—	178,200	18	1,103,630	—	1,103,648
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	1,680,293	—	1,680,293
Preferred stock redemptions and conversions including cash premium	—	—	(1,113)	(3,220,348)	—	—	—	—	—	—	587,594	59	3,759,262	—	3,759,321
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	739,733	—	—	—	—	—	—	—	—	—	—	(739,733)	—	(739,733)
Reclassification of warrants liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	18,608,000	—	18,608,000
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	26,949	—	26,949
Preferred stock dividends	—	53,472	—	70,095	—	—	—	—	—	—	—	—	(159,821)	—	(159,821)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,758,238)	(2,758,238)
Balance, September 30, 2025	7,000	$3,220,317	3,264	$2,119,247	8	$—	1,234	$—	50	$—	1,355,975	$136	$141,469,952	$(133,141,763)	$8,328,325

	Three and Nine Months Ended September 30, 2024
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	22,000	$11,193,939	22,000	$11,193,939	8	$—	1,234	$—	50	$—	307,119	$31	$129,467,735	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,398	—	12,398
Vested restricted stock	—	—	—	—	—	—	—	—	—	—	1,486	—	48,314	—	48,314
Dividends (Accrued Series H-7 Preferred)	—	452,086	—	452,086	—	—	—	—	—	—	—	—	(452,086)	—	(452,086)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	3,095,473	—	3,095,473	—	—	—	—	—	—	—	—	(3,095,473)	—	(3,095,473)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,638,752)	(3,638,752)
Balance, March 31, 2024	22,000	$14,741,498	22,000	$14,741,498	8	$—	1,234	$—	50	$—	308,605	$31	$125,980,888	$(118,968,791)	$7,012,128
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	(4,319)	—	(4,319)
Preferred stock redemptions and conversion including cash premium	(2,667)	(3,065,973)	(2,667)	(3,065,973)	—	—	—	—	—	—	102,184	10	1,454,894	—	1,454,904
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(80,553)	—	(80,553)
Preferred stock dividends	—	466,095	—	466,095	—	—	—	—	—	—	—	—	(466,095)	—	(466,095)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,999,136	—	1,999,136	—	—	—	—	—	—	—	—	(1,999,136)	—	(1,999,136)
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	6,914,620	6,914,620
Balance, June 30, 2024	19,333	$14,140,756	19,333	$14,140,756	8	$—	1,234	$—	50	$—	410,789	$41	$124,885,679	$(112,054,171)	$12,831,549
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	81	—	81
Preferred stock redemption and conversions including cash premium	—	—	(4,833)	(5,638,092)	—	—	—	—	—	—	27,021	3	324,247	—	324,250
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(265,693)	—	(265,693)
Preferred stock dividends	—	475,479	—	—	—	—	—	—	—	—	—	—	(475,479)	—	(475,479)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	1,506,979	—	—	—	—	—	—	—	—	—	—	(1,506,979)	—	(1,506,979)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	550,557	550,557
Balance, September 30, 2024	19,333	$16,123,214	14,500	$8,502,664	8	$—	1,234	$—	50	$—	437,810	$44	$122,961,856	$(111,503,614)	$11,458,286

See the accompanying notes to the unaudited condensed consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,056,245)	$3,826,425
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,109	1,300,148
Loss on disposal of fixed asset	—	337,847
Stock-based compensation	477,126	56,472
Series H-7 preferred stock waiver	350,000	—
Series I financing costs	754,815	—
Change in fair value - derivative liability	(2,840,000)	(5,035,000)
Change in fair value - warrant liability	11,627,100	(9,136,900)
Amortization of right-of-use asset	149,831	150,215
Bad debt expense	—	189,092
Unrealized loss on digital assets	228,972	—
Unrealized gain on marketable securities	116,283	(26,159)
Realized gain on marketable securities	(387,899)	(1,014,748)
Impairment of inventory	—	1,709,449
Change in operating assets and liabilities:
Accounts receivable	—	29,908
Inventory	—	(1,737,510)
Prepaid expenses and other current assets	660,622	887,184
Deposits and other assets	501	22,491
Accounts payable	(750,213)	(1,135,637)
Accounts payable - related party	—	—
Accrued expenses and other current liabilities	(234,771)	(610,503)
Lease obligations - operating leases	(161,868)	(146,788)
Net cash used in operating activities	(6,045,637)	(10,334,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(162,833)
Proceeds from sale of marketable securities	28,281,311	56,740,826
Purchase of digital assets	(1,800,000)	—
Purchase of marketable securities	(28,801,651)	(71,827,353)
Net cash used in investing activities	(2,320,340)	(15,249,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock (Series I), net of transaction costs	6,314,297	—
Proceeds from exercise of Series H-7 Warrants	1,103,648	—
Payment of preferred stock redemption (Series H-7)	(7,881,527)	(5,104,889)
Net cash used in financing activities	(463,582)	(5,104,889)

Net change in cash, cash equivalents and restricted cash	(8,829,559)	(30,688,263)
Cash, cash equivalents and restricted cash, beginning of period	16,200,157	43,440,867
Cash, cash equivalents and restricted cash, end of period	$7,370,598	$12,752,604

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$—	$61,639
Accrual of Series H-7 Convertible Preferred Stock dividends	$1,646,758	$1,393,660
Deemed dividend Series H-7 Warrants	$662,551	$—
Accretion of discounts to redemption value of Series H-7 Convertible Preferred Stock	$5,457,504	$6,601,588
Accretion of discounts to redemption value of Series I Convertible Preferred Stock	$3,988,634	$—
Accrued Series H-7 Convertible Preferred Stock redemption payable	$11,878,064	$2,166,268
Accrual of Series I Convertible Preferred Stock Dividends	$53,472	$—
Non-cash redemption of Series H-7 Convertible Preferred Stock	$4,153,935	$1,779,154
Reclassification of warrant liability to equity (Series H-7)	$13,891,000	$—
Reclassification of warrant liability to equity (Series I)	$4,080,034	$—
Accrued waiver fee related to Series H-7 Convertible Preferred Stock	$350,000	$—
Prepaid insurance financed through accrued expenses	$110,208	$286,955

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$7,260,657	$2,729,904
Restricted cash	109,941	10,022,700
Total cash, cash equivalents and restricted cash	$7,370,598	$12,752,604

See the accompanying notes to the unaudited condensed consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

StableX Technologies, Inc. (“StableX” or the “Company”), is a Delaware corporation headquartered in New York, New York. The Company, and its wholly-owned subsidiary, have historically been engaged in manufacturing and sales of environmentally conscious, minimal-footprint electric vehicles. The Company is now focused on the acquisition and development of stablecoin assets, infrastructure and related technologies. The Company aims to deliver sustainable long-term returns by capitalizing on the expanding role of stablecoins in global commerce and finance.

Recent Developments

On August 21, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from “AYRO, Inc.” to “StableX Technologies, Inc.” effective as of August 22, 2025. The Company’s ticker for its common stock, par value $0.0001 per share (“common stock”), changed to “SBLX” and began trading under the new symbol on Nasdaq on August 25, 2025.

Reverse Stock Split

The Company effected a 1-for-16 reverse stock split (“Reverse Stock Split”) of the Company’s common stock on June 25, 2025, which began trading on a split-adjusted basis on June 26, 2025, pursuant to which every 16 shares of the Company’s issued and outstanding common stock were reclassified as one share of common stock. The Reverse Stock Split had no impact on the par value of the Company’s common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split, in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional shares resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 124 shares of common stock were issued in June 2025.

Corporate and Management Changes

On September 2, 2025, George Devlin tendered his resignation as a member of the board of directors (the “Board”) of the Company and as a member of all committees of the Board on which he serves, effective as of September 2, 2025. In connection with Mr. Devlin’s resignation, the Board approved a one-time payment to Mr. Devlin of $35,438, an amount equal to the director cash fees that would otherwise be owed to Mr. Devlin for his services as a director for the period beginning September 2025 through May 2026 pursuant to the Board’s compensation policy.

Going Concern

In the Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, management concluded that substantial doubt existed about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of those financial statements. That conclusion as based on recurring net losses, negative cash flows from operations, and a limited cash balance as of June 30, 2025.

During the quarter ended September 30, 2025, the Company completed several financing transactions that significantly improved its liquidity position, including cash proceeds of approximately $6.3 million from the issuance of Series I Preferred Stock, $1.1 million from the exercise of outstanding warrants, and $1.2 million of net cash inflows from operating activities (excluding changes in fair value of warrant and derivative liabilities). As a result, the Company’s cash balance increased approximately $2.1 million during the three months ended September 30, 2025.

Management evaluated the Company’s current liquidity and operating forecasts for the twelve months following the issuance of these unaudited condensed consolidated financial statements and has concluded that, as a result of the recent financing and improved cash flows, substantial doubt no longer exists regarding the Company’s ability to continue as a going concern within that period. Accordingly, these financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classifications of liabilities that might be necessary if the Company were unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.

Reclassification

Certain line items in the unaudited condensed consolidated statements of cashflows for the nine months ended September 30, 2024, have been reclassified to conform to the comparative period presentation for the nine months ended September 30, 2025, primarily the presentation on the proceeds and purchases of marketable securities, which were previously presented net as change in marketable securities, net, are now shown gross as proceeds from sale of marketable securities and purchase of marketable securities. These reclassifications have no effect on net cash provided by (used in) investing activities or on total cash flows.

Digital Assets

Effective January 1, 2025, the Company adopted FASB Accounting Standards Update (“ASU”) 2023-08 – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Under this guidance, crypto assets within the scope of the ASU are measured at fair value each reporting period, with changes in fair value recognized in net income. The Company’s digital assets, which are comprised of $Fluid, $Injective, and $ChainLink tokens, meet the scope requirement of ASU 2023-08.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurement,” based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs).

The following table summarizes the Company’s digital asset holdings as of September 30, 2025:

Assets	Approximate Number of Tokens	Cost	Fair Market Value	Unrealized Loss
Fluid	125,862	$800,000	$685,821	$(114,179)
Injective	57,383	$800,000	$688,600	$(111,400)
ChainLink	9,222	$200,000	$196,607	$(3,393)
Total		$1,800,000	$1,571,028	$(228,972)

BitGo, Inc. (“BitGo”) secures the Company’s digital assets in regulated, insured, cold storage with BitGo Trust Company, Inc. and facilitates the Company’s acquisitions of its digital assets through its affiliated platforms. BitGo serves as the principal market for the Company’s digital assets, and the fair value of digital assets is primarily determined based on pricing data obtained from BitGo. BitGo is a regulated trust company that provides custody, staking, and trading services for institutional clients and maintains insurance coverage for assets held in cold storage. Management selected BitGo based on its regulatory status, security controls, insurance coverage, and experience providing digital asset solutions to institutional clients.

Accounting for Digital Assets

Fair Market Value

Digital assets are measured at their fair value using the last close price in the principal market, based on the Coordinated Universal Time (“UTC”) time zone at each reporting period end. Changes in fair value are recognized in earnings in the period in which they occur. The Company’s digital assets are presented as non-current assets. The Company’s digital assets are not staked as of September 30, 2025, and are considered non-current assets as the Company has no current plans or intentions to sell or otherwise convert the digital assets into cash within the next 12 months.

Cost Basis

The cost basis of the Company’s digital assets is measured at fair value based on the spot price at the time of receipt, consistent with the applicable guidance under ASC 350-60. The Company has elected the First-In, First-Out method for determining the cost basis of digital assets disposed of. The method assumes that the assets that were acquired first are disposed of first. Realized gains and losses from the disposal of digital assets are included in other income in the unaudited condensed consolidated statements of operations. The Company did not dispose of any digital assets and therefore recognized no realized gains or losses from the disposal of digital assets for the three and nine months ended September 30, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB also issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires public entities to measure in-scope cryptocurrency assets at fair value in the statement of financial position, and to recognize gains and losses from changes in the fair value of cryptocurrency in net income each reporting period. ASU 2023-08 will also require entities to provide certain interim and annual disclosures with respect to their cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. The Company adopted ASU 2023-08 on January 1, 2025. Because the Company did not acquire cryptocurrency assets until September 2025, there was no cumulative-effect adjustment upon adoption; however, the guidance changed the Company’s accounting for such assets on a prospective basis.

NOTE 3. BASIC AND DILUTED NET LOSS PER SHARE

Because the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, common stock equivalents were anti-dilutive; therefore the amounts reported for basic and diluted loss per share were the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,
	2025	2024
Options to purchase Common Stock	14,542	576
Warrants outstanding	6,275,103	724,130
Preferred stock outstanding	47	526,859
Totals	6,289,692	1,251,565

	Nine Months Ended September 30,
	2025	2024
Options to purchase Common Stock	14,542	576
Warrants outstanding	9,036,597	724,130
Preferred stock outstanding	47	526,859
Totals	9,051,186	1,251,565

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepayments for inventory	$—	$401,675
Prepayments for insurance	73,472	172,221
Prepayments for software	67,640	93,316
Prepayments for consulting services	1,272,647	-
Prepaid other	170,513	305,033
Total prepaid expenses and other current assets	$1,584,272	$972,245

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued professional and consulting fees	$207,588	$40,009
Accrued severance	233,333	277,126
Accrued cash-settled restricted stock tax withholding	14,000	285,250
Accrued expenses other	51,587	122,565
Accrued current liabilities	52,540	68,869
Total accrued expenses and other current liabilities	$559,048	$793,819

NOTE 6. DIGITAL ASSETS

As of September 30, 2025, the Company’s digital assets were comprised of $Fluid, $Injective, and $ChainLink.

The following table summarizes the Company’s digital asset holdings and activity as of September 30, 2025:

September 30, 2025
Beginning balance at January 1, 2025	$-
Purchase of $Fluid, at cost	800,000
Purchase of $Injective, at cost	800,000
Purchase of $ChainLink, at cost	200,000
Change in fair value of digital assets	(228,972)
Ending balance at September 30, 2025	$1,571,028

During the three and nine months ended September 30, 2025, the Company acquired 125,862 Fluid, 57,383 Injective, and 9,222 ChainLink at an aggregate total cost of $1,800,000. The Company did not acquire any digital assets during the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, the Company recognized unrealized losses of $228,972 on digital assets which is in the unaudited condensed consolidated statement of operations. The Company computed gains and losses on its digital assets based on specific identification measurement, which is based on the difference between the cost of the Company’s digital assets held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

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

The additional Series H-7 Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but contain a provision where the holder of the Series H-7 Warrants have the right to require the Company to redeem the Series H-7 Warrants from the holder in cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Series H-7 Warrants at that time, in accordance with ASC 815. As such, the Company recorded the Series H-7 Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. See Note 10, Fair Value Measurements for inputs related to the Company’s use of the Black-Scholes Model to calculate the value of the Series H-7 Warrants.

Series I Warrants

On August 6, 2025, the Company issued certain warrants to purchase up to an aggregate of 875,000 shares of the Company’s common stock (the “Series I Warrants”) pursuant to the Series I Purchase Agreement (as defined below), with an exercise price of $8.00 per share and a date of expiration five years from the date of issuance. The Series I Warrants are entitled to certain anti-dilution adjustments, if the Company issues shares of its common stock at a lower price per share than the applicable exercise price.

The Series I Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s owned stock but contain a provision where the holder of the Series I Warrants have the right to require the Company to redeem the Series I Warrants from the holder in cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Series I Warrants at that time, in accordance with ASC 815. As such, the Company recorded the Series I Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the fair value of these Series I Warrants. The fair value of the Series I Warrants of $3,981,034 was estimated at the date of issuance using the stock price of $5.92, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5 years; (iii) equity volatility of 110%; and (iv) a risk-free interest rate of 4.21%.

In addition, the Company also issued the Series I Placement Agent Warrants (as defined herein) to purchase up to an aggregate of 140,000 shares of the Company’s common stock to the Placement Agents (as defined herein). The Company utilized the Black Scholes Model to calculate the value of the Series I Placement Agent Warrants issued during the three and nine months ended September 30, 2025. The fair value of the Series I Placement Agent Warrants of $636,966 was estimated at the date of issuance using the stock price of $5.92, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5 years; (iii) equity volatility of 110%; and (iv) a risk-free interest rate of 4.21%.

Series H-7 and Series I Warrant Amendment

On August 26, 2025, the Company entered into an omnibus amendment (the “Warrant Amendment”) with the Required Holders (as defined in the Series H-7 Purchase Agreement and the Series I Purchase Agreement) to amend certain terms of the Series I Warrants and Series H-7 Warrants. The Warrant Amendment makes certain adjustments to the definition of a “Fundamental Transaction” and related provisions in each of the Warrants. In addition, the Warrant Amendment amends (i) the definition of the “Black Scholes Value” in the Series H-7 Warrants related to the volatility input, which is now calculated utilizing an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request, and (ii) the definition of the “Black Scholes Consideration Value” in the Series H-7 Warrants related to the volatility input, which is now calculated utilizing an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the date of issuance of the applicable options, convertible securities or Adjustment Right (as defined in the Series H-7 Warrants). Further, the Warrant Amendment removes the provision in the Series H-7 Warrants providing for an adjustment in the exercise price of the Series H-7 Warrants upon (a) the increase or decrease of the purchase or exercise price of any options, (b) the issuance of additional consideration upon the conversion of any convertible securities or (c) the increase or decrease of the rate of conversion of any convertible securities.

The Warrant Amendment resulted in the Series I Warrants and Series H-7 Warrants to be considered equity classified in accordance with ASC 815. The fair value of the Series I Warrants and Series H-7 Warrants on August 26, 2025, of $18,608,000, was reclassified from warrant liability to additional paid-in capital. The Company remeasured the Series I Warrants and Series H-7 Warrants at fair value as of August 26, 2025, and recognized the change in fair value as a non-cash loss of $17,971,034. The fair value of the Series I Warrants and Series H-7 Warrants of $18,608,000 was estimated at August 26, 2025, utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.95 years and 2.96 years, respectively; equity volatility of 105% and 97%, respectively; and a risk-free interest rate of 3.7% and 3.6%, respectively.

Altucher Consulting Warrants

On August 4, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Consultant”), pursuant to which, the Consultant agreed to provide certain consulting services to the Company, including fund raising, crypto portfolio management, investor relations, strategic planning, deal flow analysis, introductions to further its business goals, advice related to sector growth initiatives and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon mutual written consent of the Company and the Consultant in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, the Company issued to the Consultant warrants to purchase up to an aggregate of 1,000,000 shares of common stock, consisting of: (i) a warrant to purchase up to 300,000 shares of common stock at an exercise price of $8.00 per share, which are immediately exercisable upon issuance (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $12.00 per share, which will be exercisable six months from the date of issuance (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of common stock at an exercise price of $15.00 per share (the “Third Tranche Warrant”), which will be exercisable twelve months from the date of issuance, and (iv) a warrant to purchase up to 300,000 shares of common stock at exercise price of $17.50 per share (the “Fourth Tranche Warrant” and together with the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be exercisable eighteen months from the date of issuance, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein.

The Consultant Warrants were valued using the Black-Scholes option pricing model on the date of issuance using the following assumptions: (a) fair value of common stock with a range of $8.00 - $17.50 per share, (b) expected volatility of 79.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 3.80%, and (e) expected life of 2 years. The grant date fair value of the Consultant Warrants was $4,892,000, of which, $1,680,930 of fair value assigned to the First Tranche Warrant was initially recorded to prepaid expense on the unaudited condensed consolidated balance sheets as of September 30, 2025, and will be expensed as the services are rendered.

For the three months ended September 30, 2025, the Company recorded $407,646 of stock-based compensation related to the First Tranche Warrants under general and administrative expenses on the unaudited condensed consolidated statement of operations.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	722,761	$51.04	3.44
Granted	10,922,020	7.97	—
Exercised	(178,000)	6.19	—
Expired	(11,776)	$43.70	—
Outstanding at September 30, 2025	11,455,005	$8.35	4.10

Series H-7 Preferred Stock

The shares of Series H-7 Convertible Preferred Stock, par value $0.0001 per share (“Series H-7 Preferred Stock”), are convertible into common stock at the election of the holder at any time with an initial conversion price of $128.00 per share, which pursuant to a Stock Combination Event, was subsequently reduced to $32.00 per share. On April 30, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet and anti-dilution provisions contained in the Series H-7 Certificate of Designations and the Series H-7 Warrants, (i) the Series H-7 Conversion Price was adjusted from $32.00 per share to $7.616 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $32.00 per share to $7.616 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally. On June 25, 2025, in connection with the Reverse Stock Split pursuant to the stock combination event adjustment provisions contained in the Series H-7 Certificate of Designations, (i) the Series H-7 Conversion Price was adjusted from $7.616 per share to $6.1933 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $7.616 per share to $6.1933 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally.

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

On August 4, 2025, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series H-7 Agreement”) with the Required Holders (as defined in the Series H-7 Certificate of Designations). Pursuant to the Series H-7 Agreement, the Required Holders agreed to (i) amend the Series H-7 Purchase Agreement to amend the definition of “Excluded Securities” as set forth in the Series H-7 Amendment, (ii) waive certain rights under the Series H-7 Purchase Agreement, Series H-7 Warrants and Series H-7 Certificate of Designations in respect of the issuance of the Company’s Series I Convertible Preferred Stock (“Series I Preferred Stock”), and (iii) consent to the issuance of the Series I Preferred Stock, as required pursuant to certain terms of the Series H-7 Certificate of Designations, the Series H-7 Purchase Agreement and the Series H-7 Warrants, as applicable. In consideration of the foregoing, the Company agreed to pay to the Required Holders an aggregate of $350,000 by September 30, 2025, which may be paid in the form of cash, or, at the Holders’ sole election, added to the outstanding aggregate stated value of the Series H-7 Preferred Stock. Accordingly, the Company recorded the $350,000 in consent and waiver fee – Series H-7 on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025, and recorded the $350,000 in accrued preferred stock redemption payable (H-7) as on the unaudited condensed consolidated balance sheets as of September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company recognized $227,727 and $1,931,921, respectively, of net preferred dividends which is comprised of $106,349 and $1,147,992, respectively, of preferred dividends at the stated dividend rate recorded in mezzanine equity and stockholders’ equity, and $121,377 and $783,929, respectively, accrued deemed dividends recorded in stockholders’ equity, for cash premium on installment redemptions ultimately settled in shares of common stock.

As of September 30, 2025, the following table sets forth a summary of the change in the accrued preferred stock redemption payable (H-7):

Accrued preferred stock redemption payable (H-7)
Beginning balance at January 1, 2025	$1,285,680
New redemptions and cash premiums	11,555,021
Waiver consideration	350,000
Amendment	(5,309,174)
Cash payments	(7,881,527)
Ending balance at September 30, 2025	$-

Series I Preferred Stock

On August 4, 2025, the Company entered into a Securities Purchase Agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (“Stated Value”), initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share pursuant to the Certificate of Designations of the Series I Preferred Stock (the “Series I Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share (collectively, the “Private Placement”). The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000.

In connection with the Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants (the “Series I Placement Agent Warrants”).

The Series I Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). The Company is required to redeem the Series I Preferred Stock in equal installments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Installment Date, until the maturity date of February 4, 2027.

The holders of the Series I Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) quarterly on each Installment Date (as defined in the Series I Certificate of Designations), in cash out of funds legally available therefor and, (ii) prior to the first Installment Date, payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Series I Certificate of Designations) on each conversion date occurring prior to the first Installment Date. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series I Certificate of Designations), the Series I Preferred Stock accrue dividends at the rate of 15% per annum. The holders of the Series I Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series I Preferred Stock is entitled to be calculated assuming a conversion price of $7.628 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series I Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions using shares of common stock is subject to certain limitations set forth in the Series I Certificate of Designations. Further, the Series I Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of the Series I Preferred Stock under the Series I Certificate of Designations.

The Series I Certificate of Designations includes certain triggering events including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days, the Company’s failure to pay any amounts due to the holders of the Series I Preferred Stock when due. In connection with a triggering event, each holder of Series I Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s shares of Series I Preferred Stock at a premium set forth in the Series I Certificate of Designations.

The shares of Series I Preferred Stock were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event and 3) an increase in the dividend rate related to the occurrence of a triggering event. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $23,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs: (i) estimated equity volatility of 135.0%, (ii) the time to maturity of 1.49 years, (iii) a discounted market interest rate of 13.76%, (iv) dividend rate of 7.0%, (v) a penalty dividend rate of 15.0%, and (vi) probability of default of 9%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series I Preferred Stock. During the three months ended September 30, 2025, the Company recorded a total discount of $10,887,185 upon issuance of the Series I Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $24,000, stock issuance costs of $1,322,669, of which $567,854 was paid in cash and $754,815 was allocated as the Series I Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Series I Warrants of $3,981,034. As of September 30, 2025, it is probable that the Series I Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount on the effective interest method and $3,988,634 was recorded as a deemed dividend during the three and nine months ended September 30, 2025.

In connection with the Series I Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). On September 8, 2025, the Company filed the Registration Statement with the SEC and subsequently amended the Registration Statement on October 10, 2025. As of the date of this Quarterly Report on Form 10-Q, the Registration Statement has not been declared effective by the SEC.

During the three and nine months ended September 30, 2025, the Company recognized $53,472 of net preferred dividends.

Rights Dividend and Shareholder Rights Plan

On July 31, 2025, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Company Stock (as defined in the Rights Agreement (as defined below)). The dividend was distributed on August 11, 2025, to the stockholders of record at the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series A Preferred Stock”) at a price of $30 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.

The Rights are governed by the Rights Agreement, dated as of July 31, 2025, between the Company and Equiniti Trust Company LLC, as Rights Agent, and the terms of the Series A Preferred Stock are as set forth in the Certificate of Designations of the Series A Preferred Stock, filed with the Delaware Secretary of State on August 1, 2025. The Company has reserved one hundred thousand (100,000) shares of Series A Preferred Stock for potential issuance upon the exercise of the Rights.

The declaration of the Rights dividend was a non-cash distribution and had no impact on the Company’s consolidated financial statements, as no liability or expense was recorded. The Rights will become exercisable only upon the occurrence of certain events specified in the Rights Agreement.

Stock Options

On April 30, 2025, the Board granted fully vested options to purchase an aggregate of 14,063 shares of the Company’s common stock with an exercise price of $8.08 per share and a term of 10 years. The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 110.48%, expected term of 5 years, risk-free rate of 3.73%, and no expected dividends. The Company recognized the full fair value of $69,480 of stock-based compensation expense in selling, general and administrative expenses for the nine months ended September 30, 2025.

The following table reflects a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2024	479	$5,250	3.45
Grants	14,063	8.08	10
Exercised	—	—	—
Forfeitures	—	—	—
Outstanding at September 30, 2025	14,542	$181.80	9.36

Of the total outstanding options, options to purchase up to 14,542 shares of common stock were vested and exercisable as of September 30, 2025. At September 30, 2025 and December 31, 2024, the aggregate intrinsic value of stock options vested and exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock, which was $5.01 per share on September 30, 2025, and $10.88 per share on December 31, 2024.

The Company recognized $0 and $81 of stock option expense for the three months ended September 30, 2025, and 2024, respectively, and $69,480 and $56,472 of stock option expense for the nine months ended September 30, 2025, and 2024, respectively.

Stock option compensation is included in the unaudited condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$—	$69,480	$3,810
Sales and marketing	—	—	—	453
General and administrative	-	81	-	52,209
Total	$-	$81	$69,480	$56,472

NOTE 8. CONCENTRATIONS AND CREDIT RISK

Purchases

There were no significant supplier concentrations for the three and nine months ended September 30, 2025 and 2024.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. On June 17, 2025, Lithion filed a complaint with the Supreme Court of the State of New York Country of New York, pursuant to which, Lithion claimed the Company was in breach of contract of the Lithion Purchase Agreement for failure to pay amounts owed under the Lithion Purchase Agreement in connection with the order of certain batteries. Lithion sought damages equal to $717,120 plus interest. On July 28, 2025, the Company entered into a Settlement Agreement (as defined herein) with Lithion, pursuant to which the Company paid Lithion $540,000 on July 30, 2025, and upon payment, the Company took possession of the remaining battery cells, modules, and battery packs. Pursuant to the Settlement Agreement, all causes of action, counterclaims, and claims that were asserted or could have been asserted by the parties against each other in connection with the Lithion Purchase Agreement were settled in full, with no party having continuing liability to the other party.

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

Executive Compensation Agreement

On August 14, 2025, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Joshua Silverman, who served as the Company’s Executive Chairman, to become the Company’s Chief Executive Officer. The Employment Agreement has a three-year initial term commencing on August 14, 2025, which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement Mr. Silverman is entitled to receive an annual base salary of three hundred thousand dollars ($300,000) (“Base Salary”) effective as of January 1, 2025, payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses. In addition, the Company agreed to grant Mr. Silverman long-term incentive awards under the Company’s long-term equity incentive plan (the “LTIP”) on such terms and conditions as determined by the Board and the Compensation Committee in their sole discretion. For each fiscal year during the employment period, Mr. Silverman shall receive annual long-term incentive awards under the LTIP of up to 300% of his Base Salary upon achievement of target objectives and performance criteria established by the Board in their sole discretion, subject to and governed by the terms and provisions of the LTIP as in effect from time to time and the award agreements evidencing such awards.

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

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months ended September 30, 2025. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of the nine months ended September 30, 2025, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of marketable securities and money market accounts represents a Level 1 measurement. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025		December 31, 2024
Fair Value Level 1	Cash Equivalents	Marketable Securities	Cash Equivalents	Marketable Securities
U.S Government securities	$2,186,170	$2,390,630	$13,891,997	$4,089,832
U.S. Treasury Notes – under 90 days	3,991,676	-	-	-
U.S. Treasury Notes – over 90 days	-	2,491,158	-	-
Total debt investments	$6,177,846	$4,881,788	$13,891,997	$4,089,832

Fair Value Level 3	Warrant Liability	Derivative Liability	Warrant Liability	Derivative Liability
Derivative financial instruments	$-	$33,000	$2,362,900	$2,661,000
Total financial derivatives	$-	$33,000	$2,362,900	$2,661,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

September 30,
2025
Balance on December 31, 2024	$2,362,900
Add: Fair value of Series I warrant liability	3,981,034
Less: Change in fair value of Series H-7 warrant liability due to amendment	(560,655)
Reclassification of warrants to equity upon amendment	(17,410,379)
Change in fair value of warrant liability	11,627,100
Balance on September 30, 2025	$-

During the three and nine months ended September 30, 2025, the Company recorded a gain of $547,000 and a loss of $11,627,100, respectively, related to the change in fair value of the Series H-7 and I Warrant liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The fair value of the Series H-7 Warrants and Series I Warrants of $0 and $2,362,900 were estimated at September 30, 2025 and December 31, 2024, respectively, utilizing the Black Scholes Model, with the following inputs:

	September 30,	December 31,
	2025	2024
Stock price	$7.37	$0.68
Exercise price	$6.19	$2.00
Dividend yield	0.0%	0.0%
Remaining terms	3.11	3.61
Equity volatility	71.0%	75.0%
Risk-free interest rate	3.7%	4.3%

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

September 30,
2025
Balance on December 31, 2024	$2,661,000
Add: Fair value of Series I derivative liability	24,000
Add: Change in fair value Series H-7 derivative liability due to amendment	188,000
Change in fair value of derivative liability	(2,840,000)
Balance on September 30, 2025	$33,000

During the three and nine months ended September 30, 2025, the Company recorded income of approximately $179,000 and $2,840,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The Company estimated the $33,000 and $2,661,000 fair value of the bifurcated embedded derivative at September 30, 2025 and December 31, 2024, respectively, using a Monte Carlo simulation model, with the following inputs:

	September 30,	December 31,
	2025	2024
Volatility	135%	70.0%
Time to maturity	1.49	0.58
Discounted market interest	13.76%	9.1%
Dividend rate	7.0%	8.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	9.0%	15.1%

NOTE 11. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments consist of U.S. Treasury Bills, U.S. Treasury Notes, and short-term U.S. government funds, all of which are classified as trading securities in accordance with ASC 320, Investments – Debt Securities.

Trading securities are recorded at fair value, with unrealized gains and losses recognized in earnings within “Other income (expense)” in the unaudited condensed consolidated statements of operations. Premiums and discounts are not separately amortized, as changes in fair value reflect the total return on these securities.

The Company’s policy is to classify investments with original maturities of three months or less at the date of purchase as cash and cash equivalents and those with original maturities greater than three months as marketable securities. All securities are investment-grade, highly liquid, and held in the Company’s name.

The following table summarizes the Company’s trading securities by major investment type as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Security Type:	2025	2024
U.S. Treasury Bills	$3,176,550	$
U.S. Treasury Notes	6,482,834	-
Total U.S. Treasury Securities	$9,659,384	$
U.S. Government Securities	1,400,250
Total Trading Securities	$11,059,634	$

All trading securities are measured at fair value using Level 1 inputs, as quoted for identical securities are available in active markets.

The following table presents the cost basis, fair value, and unrealized gains (losses) of the Company’s U.S. Treasury Notes as of September 30, 2025:

	Cost Basis	Fair Value	Unrealized Gain (Loss)
U.S. Treasury Note #1	$1,500,009	$1,500,000	$(9)
U.S. Treasury Note #2	1,000,123	1,000,000	(123)
U.S. Treasury Note #3	2,001,535	2,001,260	(275)
U.S. Treasury Note #4	990,293	990,416	123
U.S. Treasury Note #5	991,075	991,158	83
Total U.S. Treasury Notes	$6,483,035	$6,482,834	$(201)

The Company recognized $37,119 and $116,283 of unrealized loss on marketable securities for the three and nine months ended September 30, 2025, respectively, of which, $201 is related to the above U.S. Treasury Notes. The Company recognized $240,743 of unrealized loss on marketable securities and $26,159 of unrealized gain on marketable securities for the three and nine months ended September 30, 2024, respectively. The Company recognized $82,345 and $387,899 of realized gain on marketable securities for the three and nine months ended September 30, 2025, respectively. The Company recognized $562,627 and $1,014,748 of realized gain on marketable securities for the three and nine months ended September 30, 2024, respectively.

The contractual maturities of U.S. Treasury securities held as of September 30, 2025, are as follows:

September 30,
2025
Due within 90 days	$6,177,846
Due after 90 days through one year	3,481,538
Total	$9,659,384

NOTE 12. SEGMENT REPORTING

The Company currently operates as one business segment, which is also the sole reportable segment, focusing on the manufacturing and sales of environmentally-conscious, minimal-footprint EVs. The Company’s business offerings have similar economic and other characteristics, including the nature of products, manufacturing, types of customers, and distribution methods. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer and Principal Executive Officer, who reviews and evaluates consolidated profit and loss and total assets for the purpose of assessing performance, making operating decision, allocating resources, and planning and forecasting for future periods.

During the three months ended September 30, 2025, the Company initiated digital asset treasury management activities as part of its corporate strategy to diversify its cash and liquidity management. These activities are not operated as a separate business unit and are managed centrally within the Company’s corporate function. Accordingly, they are not considered a separate operating segment under ASC 280, Segment Reporting.

In addition to the significant expense categories included within net loss presented on the Company’s Unaudited Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended September 30,
	2025	2024
Consulting expenses	$1,411,462	$622,345
Personnel expenses	313,930	205,870
Other expenses*	1,091,128	817,192
Total operating expenses	$2,816,520	$1,645,407

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

	Nine Months Ended September 30,
	2025	2024
Consulting expenses	$3,310,303	$3,505,675
Personnel expenses	1,013,612	2,498,565
Other expenses*	2,015,431	2,617,225
Total operating expenses	$6,339,346	$8,621,465

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

NOTE 13. RELATED-PARTY TRANSACTIONS

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

Related-Party Incurred Expenses

		Three Months Ended September 30,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$177,000	$—
Electric Power Energy	General and administrative	244,137	—
Total		$421,137	$—

		Nine Months Ended September 30,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$567,204	$—
Electric Power Energy	General and administrative	719,431	—
Total		$1,286,634	$—

Related-Party Liabilities

Related Party	Classification	September 30, 2025	December 31, 2024
Electric Power Energy	Accounts Payable	$20,927	$—
Electric Power Energy	Accrued expenses and other current liabilities	62,691	—
Total		$83,617	$—

NOTE 14. SUBSEQUENT EVENTS

On October 3, 2025, the Company’s stockholders approved the fourth amendment to the Company’s 2020 Long-Term Incentive Plan (as amended, the “Incentive Plan”), as amended, to increase the aggregate number of shares of common stock available for the grant of awards under the Incentive Plan by 135,627, to a total of 400,000 shares of common stock.

On October 31, 2025, the Board approved a grant to each of Joshua Silverman, the Company’s Chief Executive Officer, and each non-employee director of the Company, including Sebastian Giordano, Zvi Joseph, Greg Schiffman and Wayne Walker (collectively, the “Grantees”), stock options (“Options”) to purchase an aggregate of 311,405 shares of common stock consisting of: (1) Options to purchase up to 220,513 shares of common stock to Mr. Silverman and (ii) Options to purchase up to 22,723 shares of common stock to each non-employee director of the Company, with such Options having an exercise price equal to the greater of (i) $6.25 per share or (ii) the fair market value (as defined in the Incentive Plan) per share on the Grant Date. The Options have a term of ten years and vest as follows: 75% of each of the respective Options vested on the Grant Date and 25% of each of the respective Options will vest on December 31, 2025, provided that in each case, the applicable Grantee is employed by or providing services to the Company through the applicable vesting date. The Options were granted pursuant to the Incentive Plan.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the Company’s expectations regarding its transition to a Stablecoin-focused cryptocurrency treasury model and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “StableX” refer to StableX Technologies, Inc. and its subsidiary.

Overview

We have historically designed and manufactured compact, sustainable electric vehicles. In July 2025, we commenced a strategic transition toward a new business model focused on digital asset initiatives, with a focus on targeting the acquisition of crypto tokens that are directly capitalizing on the rapid growth of the stablecoin industry. We view the stablecoin ecosystem as a rapidly growing segment of the global financial infrastructure and believe that the entry into this market can provide a complementary revenue stream and enhance stockholder value. Our approach is intended to focus on acquiring and holding crypto assets within the stablecoin space and deploying them in a manner designed to generate yield while managing associated risks. In connection with this strategic shift, we announced a target goal of acquiring up to $100 million in crypto assets, subject to available capital, market conditions and regulatory considerations.

Our investment strategy centers on acquiring digital assets (tokens) that provide essential infrastructure and enabling technologies for the stablecoin sector, often referred to as the “picks and shovels” approach. Rather than directly investing in stablecoins themselves (which function as the primary “commodity” in this analogy), we target tokens associated with protocols, networks, and platforms that facilitate the issuance, transfer, custody, compliance, trading, lending, and scalability of stablecoins. We believe this positions our portfolio to capture indirect but amplified exposure to the sector’s anticipated expansion.

Business Strategy

Our strategy is to generate revenue through two primary channels: (1) capital appreciation driven by ecosystem growth and (2) income from staking and protocol incentives (e.g. rewards for providing liquidity). These mechanisms are intended to provide diversified, compounding returns aligned with the projected exponential expansion of stablecoins. By focusing on infrastructure providers, we capture value accrual from increased transaction fees, network usage, and adoption without direct exposure to stablecoin redemption risks.

We have begun the purchase of certain tokens related to the strategy, including FLUID (a stablecoin swap exchange), LINK (an oracle for blockchains) and INJ (a layer one token that has tools for issuing stablecoins and creating DeFi exchanges). We are dollar-cost averaging to manage risk and intend to continue to spread out our purchases across several tokens.

The Company is evaluating potential opportunities to stake a portion of its FLUID Tokens or other crypto assets held in treasury in order to optimize potential yields. The Company currently anticipates that some percentage of its token holdings may be staked beginning in the fourth quarter of 2025, subject to applicable regulatory developments, evolving market conditions, and the Company’s internal risk assessments and compliance review. Any staking, if undertaken, is expected to be conducted through reputable third-party providers on a delegated basis, which may include custodial or staking service providers. The Company intends to reinvest any staking rewards earned, if and when received. The evaluation of potential staking arrangements remains ongoing, and there can be no assurance as to if or when any such activities will be commenced, or the extent to which they may be implemented. If we feel the tokens are no longer correlated to the growth in stablecoins we will evaluate selling those tokens.

Core Components of Our Strategy

●	Target Assets: We focus on tokens representing blockchain networks, layer-1/layer-2 solutions, oracle services, interoperability bridges, exchanges, lending protocols, and compliance tools that underpin stablecoin operations. Examples include decentralized layer one tokens for issuance, decentralized tokens that create stablecoin exchanges, decentralized lending protocols, among others. These are selected based on their proven utility in supporting stablecoin flows, such as USD Coin (USDC), Tether (USDT), and emerging real-world asset (“RWA”) backed variants.

●	Market Opportunity: Stablecoins have demonstrated robust growth, with total market capitalization surpassing $280 billion as of mid-2025 and daily transaction volumes exceeding $10 trillion annually.[1] This surge is driven by increasing adoption in payments, remittances, DeFi lending and tokenized real-world assets (“RWAs”). Infrastructure tokens benefit asymmetrically from this growth: as stablecoin usage scales, demand for underlying blockspace, security, and interoperability intensifies, leading to higher network fees, token burns, staking rewards, and governance value accrual. Historical data shows these tokens exhibiting 0.7–0.9 correlation coefficients with stablecoin market cap, often outperforming during expansion phases (such as during the 2023–2025 bull cycles).[2]

●	Portfolio Construction and Risk Management: Our positions are expected to be across six to ten diversified tokens, with an emphasis on those with established partnerships (such as integrations with Circle or Tether) and strong fundamentals like low inflation rates and audited smart contracts. Our strategy assumes a three-to five-year horizon, projecting five to ten times returns tied to stablecoin total value locked (“TVL”) reaching $1 trillion by 2030. We believe this approach leverages the stablecoin industry’s maturation as a foundational pillar of global digital finance, offering a balanced, growth-oriented exposure without the direct regulatory and redemption risks of holding stablecoins. It aligns with broader trends in tokenized economies, where infrastructure providers historically capture disproportionate value from ecosystem expansion.

Tokens

We seek tokens that are generating revenues, are growing in step with the stablecoin industry, have good partnerships and development teams, and have tokenomics linking token success with protocol success. The identification of suitable tokens for investment is conducted on an ongoing basis by our investment team, which continuously monitors the digital asset ecosystem for emerging opportunities. This monitoring includes: (i) reviewing market data and analytics from reputable third-party providers (e.g., on-chain metrics, trading volumes, and protocol performance indicators); (ii) attending industry events, webinars, and conferences to assess project developments; (iii) engaging directly with protocol teams through outreach and due diligence calls; and (iv) analyzing regulatory updates and macroeconomic trends affecting the stablecoin sector. We do not have fixed timelines for purchases, as selections are opportunistic and depend on market conditions.

As of September 30, 2025, we have purchased $800,000 of FLUID, $800,000 of INJ, and $200,000 of LINK. The Company plans to buy between five to ten tokens roughly equal in proportions prior to the end of 2025; however, there may be exceptions if we partner specifically with a token. Tokens we have purchased, or are considering purchasing, include FLUID (Fluid Protocol), INJ (Injective Protocol), LINK (Chainlink), AAVE (Aave Protocol), SYRUP (Maple Finance), QNT (Quant), and ETHFI (Ether.fi).

1 Source: McKinsey & Company, “The stable door opens: How tokenized cash enables next-gen payments,” July 2025; AInvest, “Digital Asset Tokens as the New Corporate Standard: Institutional Adoption and Stablecoin-Driven Payment Ecosystems in 2025,” September 2025; Visual Capitalist, “Visualized: Stablecoin Market Size Forecast into 2030,” October 2025.

2 Source: Pintu News, “Spike in stablecoin reserves on exchanges reaches $70 billion, a bullish signal?”, September 2025.

Custodial Account

The Company currently uses a third-party custodian, BitGo Trust Company, Inc. (“BitGo”) to store the Company’s crypto assets, pursuant to a custodian services agreement, dated as of August 12, 2025, by and between the Company and BitGo (the “Custodian Agreement”). Pursuant to the Custodial Agreement, BitGo, through its custodial services enables the Company to create one or more custody accounts, controlled and secured by BitGo to store certain supported digital currencies and digital tokens or certain fiat currencies such as U.S. dollars. BitGo also provides the Company with the option to create non-custodial wallets that support certain digital assets via an API and web interface. The Company may also elect to store fiat currency with BitGo. The Custodial Agreement has an initial term of one year. After the initial term, it automatically renews for successive one-year periods, unless either party notifies the other of its intention not to renew at least 60 days prior to the expiration of the then-current term. The Company and BitGo may terminate the Custodian Agreement if the other party breaches a material term of the Custodian Agreement and fails to cure such breach within 30 calendar days following written notice thereof.

Pursuant to the Custodian Agreement, BitGo agreed to obtain or maintain insurance coverage in such types and amounts as are commercially reasonable for the services provided pursuant to the Custodian Agreement, provided that, any such insurance related to theft of the Company’s digital assets shall only apply to custodial services (where all keys are held by BitGo) and not to any wallet services for non-custodial accounts (where one or more keys are held by the Company). BitGo has private key procedures as well as the security and procedures in place for securing assets and in withdrawing and transferring assets. Additionally, all the private keys in custodial wallets are generated offline and held offline, and therefore, all of the Company’s digital assets (100%) are held in cold wallets. All assets held by BitGo are segregated from all other customers’ assets. However, BitGo does not use any external third-parties to verify the digital assets it holds. Rather, BitGo verifies the digital assets the Company holds on a periodic basis.

Plan of Operation

Over the next twelve months, our plan to fund operations is focused on the accumulation and management of tokens. Specifically, we plan to diversify our holdings with six to ten types of tokens, representing different segments in the stablecoin infrastructure industry, including issuance, exchanges, lending, payments and oracles, among others. We intend to allocate the cash proceeds received from the issuance of our securities, whether through public offerings or private placements, to support ongoing operational expenses and the execution of such purchases.

Initial Stage (Up to ~6 Months): In the last quarter of 2025 until early to mid 2026, we plan to implement certain strategic initiatives to fund the purchases of additional tokens, which may include conducting private placement offerings. We expect to leverage our existing relationships within the digital asset and cryptocurrency sectors in connection with such offerings. However, such private placement transactions may be subject to certain limitations, including applicable restrictions imposed by U. S. securities laws, including with respect to the types of investors that may participate in such offerings, and standard negative and affirmative covenants imposed on the Company in these types of offerings. In addition, we may issue registered securities pursuant to registration statements on Form S-3 and/or Form S-1. Our focus in such offerings will be on institutional investors, supported by investor outreach efforts, which may include roadshows.

Follow-On Stage (6-12 Months): In the months following such offerings, we plan to expand our treasury operations and consider additional capital raising activities, which may include the issuance of equity and equity-linked instruments, such as convertible debt. In mid to late 2026, we plan to continuously monitor the market for strategic capital raise opportunities. We expect that any net proceeds from our capital-raising activities will be applied primarily toward additional token accumulation. Proceeds from any such offerings, whether conducted publicly or privately, are expected to be reinvested to further expand our token holdings and compound treasury growth. However, we may encounter challenges associated with this strategy, including market volatility, the timing of capital deployment, and potential dilution of earnings per share resulting from future issuances of securities.

Throughout the next twelve months, we also intend to form alliances with stablecoin issuers or co-investment funds, where partners contribute capital in exchange for governance rights or revenue shares.

The Company plans to continuously scan the landscape for opportunistic acquisition opportunities that are expected to either increase the scale of its treasury operations or help in the generation of income. Anticipated potential challenges in the next twelve months primarily include market volatility, regulatory delays in SEC approvals for potential future capital raises, and the emergence of competing digital asset treasury companies. We will monitor market, regulatory, and counterparty risks on a continuous basis to optimize execution across all phases of our plan of operations.

Purchase of FLUID Tokens

We recently purchased FLUID tokens as a core holding in our infrastructure-focused portfolio targeting the stablecoin ecosystem, viewing it as a high-conviction “picks and shovels” play that we believe enables seamless cross-chain liquidity and lending. Fluid Protocol (Fluid), developed by Instadapp, is a modular DeFi infrastructure layer launched in October 2023 that unifies liquidity across blockchains and protocols. Rebranded from Instadapp’s original INST token to FLUID in December 2024, Fluid offers decentralized lending, borrowing, and a Decentralized Exchange (“DEX”) for efficient asset swaps. We believe this positions FLUID tokens to directly benefit from the increase in stablecoin usage, where protocols like Fluid facilitate borrowing against stablecoins and cross-chain transfers, capturing value from trillions in annual transaction volumes. As of September 30, 2025, Fluid has achieved nearly $2 billion in total market size (deposited collateral), with over $46 billion in DEX volume and deployments across Ethereum, Arbitrum, Base, Polygon, and an upcoming Solana integration. It positions itself as a foundational “Liquidity Layer” for building scalable DeFi applications, enabling protocols to share liquidity without silos and supporting high Loan-to-Value (LTV) ratios up to 95% with liquidation penalties as low as 0.1%.3

Fluid’s core purpose is to create a unified liquidity ecosystem that transforms idle assets into productive ones, reducing fragmentation and enabling seamless interactions between lending, borrowing, and trading. It draws from established protocols like Aave, Compound, Uniswap V3, MakerDAO, and Curve to innovate on capital efficiency, with features that make Fluid suitable for retail users seeking sustainable yields (3–5% borrow rates) and institutions optimizing large positions, with projections for $10 billion in liquidity and $30 million in annualized revenue by mid-2026.4 Fluid’s use cases include pooling liquidity from multiple sources for low-slippage trades and facilitating cross-chain lending for global remittances or arbitrage. Automated vaults layer strategies on top of lending positions, enabling users to earn compounded yields while maintaining liquidity, integrated with platforms for syrup USDC deployments. The FLUID token serves as the governance and utility token by holding and proposing votes, aligning incentives, earning rewards from protocol fees, enabling participation in buybacks that enhance token scarcity, capturing upside through burns and distributions, and using fees and revenue sharing to pay transaction fees (with a portion allocated to Decentralized Autonomous Organization (DAO) treasury for growth initiatives like exchange listings, market making, and team expansion).

FLUID Tokenomics

FLUID’s total and maximum supply is capped at 100 million tokens, a fixed cap established at launch to promote scarcity and predictability. At inception in 2021, the initial circulating supply was limited due to extensive vesting schedules, with only a portion allocated for immediate liquidity and early ecosystem incentives. By March 2025, the circulating supply had reached approximately 39.4 million tokens, reflecting gradual unlocks from pre-launch allocations. This growth accelerated through mid-2025, driven by vesting completions.5

As of September 30, 2025, the circulating supply stands at approximately 76.8 million tokens, representing about 76.86% of the fully diluted valuation (FDV). Overall allocations include roughly 37.1 million tokens to team members, investors, and advisors, of which all have vested by the end of June 2025. This vesting-heavy structure has historically kept circulating supply below 80% of total, fostering controlled distribution.

3 Source: Messari, “Understanding Fluid: A Comprehensive Overview,” June 2025.

4 Source: DailyCoin, “FLUID Jumps 10% as DeFi Star Kicks Off Token Buyback,” October 2025.

5 Source: CNN, “Fluid Price Prediction 2025: FLUID Token Could Maintain Explosive Growth Trend,” March 2025.

Creation of FLUID Tokens

No new FLUID tokens are minted post-launch; the supply is entirely pre-allocated within the 100 million token cap. “New” tokens enter circulation solely through vesting unlocks from locked allocations, such as those for the team, investors, advisors, and ecosystem funds. There is no ongoing emission schedule like staking rewards or inflationary minting and no additional tokens will enter circulation.

Burn Mechanisms

Fluid does not currently feature an active, automated token burn mechanism, such as transaction-based burns common in some DeFi tokens. However, the protocol has outlined plans for deflationary buybacks to enhance scarcity: once annualized revenue reaches $10 million (from lending fees, swaps, and DEX activity), up to 100% of earnings could be dynamically allocated to repurchase FLUID tokens from the open market. These buybacks would potentially feed into the DAO treasury or be burned, though specifics on execution (e.g., via governance votes) remain proposal-dependent. As of September 2025, with Fluid’s TVL exceeding $3 billion and monthly fees around $12.9 million, this threshold is approaching, positioning buybacks as a future value-accrual tool rather than a historical feature.6

Inflationary or Deflationary Mechanisms

Fluid’s tokenomics are fundamentally non-inflationary due to the cap of 100 million tokens and absence of perpetual minting or reward emissions. Post-vesting (completed on June 2025), the supply stabilized at 100 million, eliminating dilution risks from new issuance. This fixed-supply model contrasts with inflationary designs (e.g., those with ongoing staking rewards) and aligns with deflationary principles by design. At the current date, FLUID is fully unlocked with no scheduled future unlocks.

Deflationary pressures are emerging through planned revenue-driven buybacks, which could reduce effective circulating supply if repurchased tokens are locked or burned. Historical transfers, like the 2024 DAO sales, have not involved burns but have recycled tokens into ecosystem growth, indirectly supporting demand. Overall, as Fluid scales (e.g., via multi-chain expansions on Ethereum, Arbitrum, and Solana), protocol fees could amplify deflation via buybacks, potentially increasing token value per unit amid stablecoin and DeFi growth. Governance flexibility allows the DAO to introduce further deflationary levers, such as fee-based burns, if proposed and approved.

Lifecycle

The lifecycle of FLUID tokens is summarized as follows:

●	Pre-Launch/Minting (2021): 100 million FLUID tokens were created before launch. Only a small portion entered circulation initially due to four-year vesting cliffs on for stakeholders on most tokens.

●	Distribution and Vesting (2021–2025): Tokens are gradually unlocked over time, either linearly or after specific cliffs. For example, team and investor tokens vest over four years from the Token Generation Event (TGE). Community and ecosystem funds are released based on governance decisions.

●	Circulation and Usage (Ongoing): As tokens become available, they can be used for staking and governance. Submitting a proposal requires at least 1 million FLUID (around 1% of the supply), and a quorum of 4 million (4%) is needed for a vote. Voting lasts three days, followed by a two-day timelock. Token holders can also earn indirect yields from the protocol’s revenue.

●	Maturity and Deflation (Post-2025): After vesting ends, the circulating supply may decrease through token buybacks and burns. These actions help tie the token’s value to ecosystem activity.

●	End-of-Life/Redemption: FLUID does not have a redemption feature. Its value depends on governance decisions made by the DAO, and token burns may further increase scarcity over time.

6 Source: Messari, “Fluid: Dripping onto Solana,” September 2025.

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

Manufacturing Agreement

On August 27, 2024, the Company partnered with Lithion Battery Inc. (“Lithion”), a manufacturer of certain iron phosphate and lithium-ion battery cells, modules and battery packs, and entered into a purchase agreement with Lithion (the “Lithion Purchase Agreement”), pursuant to which, the Company agreed to purchase batteries from Lithion for an aggregate of $1,211,150 through 2025. On June 17, 2025, Lithion filed a complaint with the Supreme Court of the State of New York Country of New York, pursuant to which, Lithion claimed the Company was in breach of contract of the Lithion Purchase Agreement for failure to pay amounts owed under the Lithion Purchase Agreement in connection with the order of certain batteries. Lithion seeks damages equal to $717,120 plus interest. On July 28, 2025, the Company entered into a Settlement Agreement (as defined herein) with Lithion, pursuant to which the Company paid Lithion $540,000 on July 30, 2025, and upon payment, the Company took possession of the remaining battery cells, modules, and battery packs. Pursuant to the Settlement Agreement, all causes of action, counterclaims, and claims that were asserted or could have been asserted by the parties against each other in connection with the Lithion Purchase Agreement were settled in full, with no party having continuing liability to the other party.

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

Authorized Share Increase

On May 19, 2025, at the Company’s annual meeting of stockholders (“Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share (“common stock”) from 200,000,000 shares to 1,200,000,000 shares and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the Annual Meeting, on May 23, 2025, the Company filed the Share Increase Amendment with the Secretary of State of the State of Delaware.

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

Corporate and Management Changes

On August 21, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from “AYRO, Inc.” to “StableX Technologies, Inc.” effective as of August 22, 2025. The Company believes the name change better reflects the Company’s transition to its new digital asset-based treasury strategy, involving the deployment of corporate treasury assets for the acquisition of crypto tokens that are directly capitalizing on the rapid growth of the stablecoin industry. The Company’s ticker for its common stock changed to “SBLX” and began trading under the new symbol on Nasdaq on August 25, 2025.

On September 2, 2025, George Devlin tendered his resignation as a member of the Board and as a member of all committees of the Board on which he serves, effective at date of tender. In connection with Mr. Devlin’s resignation, the Board approved a one-time payment to Mr. Devlin of $35,438, an amount equal to the director cash fees that would otherwise be owed to Mr. Devlin for his services as a director for the period beginning September 2025 through May 2026 pursuant to the Board’s compensation policy.

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

Results of Operations

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

The following table sets forth our results of operations for each of the periods set forth below:

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue	$—	$63,777	$(63,777)
Cost of goods sold	956,160	2,544,131	(1,587,971)
Gross loss	(956,160)	(2,480,354)	1,524,194
Operating expenses:
Research and development	1,001,237	1,397,760	(396,523)
Sales and marketing	—	769,995	(769,995)
General and administrative	5,338,109	6,453,710	(1,115,601)
Total operating expenses	6,339,346	8,621,465	(2,282,119)
Loss from operations	(7,295,506)	(11,101,819)	3,806,313
Other income (expense):
Interest income	96,157	382,925	(286,768)
Change in fair value - warrant liability	(11,627,100)	9,136,900	(20,764,000)
Change in fair value - derivative liability	2,840,000	5,035,000	(2,195,000)
Unrealized loss on digital assets	(228,972)	-	(228,972)
Unrealized gain (loss) on marketable securities	(116,283)	26,159	(142,442)
Realized gain on marketable securities	387,899	1,014,748	(626,849)
Consent and waiver fee – Series H-7	(350,000)	—	(350,000)
Other income (expense), net	237,560	(667,488)	905,048
Total other income (expense), net	(8,760,739)	14,928,244	(23,688,983)
Net income (loss)	$(16,056,245)	$3,826,425	$(19,882,670)

Revenue

Revenue was $0 for the nine months ended September 30, 2025, as compared to $63,777 for the same period in 2024, a decrease of 100%, or $63,777. The decrease in revenue was primarily due to a reduction of $43,200 in product sales and a $20,577 decrease in service revenue, mainly due to the pause in manufacturing of the Vanish as the Company focuses on re-engineering the vehicle to optimize its design and improve manufacturing efficiencies.

Cost of goods sold and gross loss

Cost of goods decreased by $1,587,971 or 62% for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease in cost of goods sold was mainly due to the decrease of $370,278 and $330,863 in impairment of inventory adjustments and a decrease in freight costs, a decrease in overhead allocations of $762,225, and a decrease of $137,892 adjustments to inventory stock counts that were the result of inventory write downs during the nine months ended September 30, 2024.

Research and development expense

Research and development (“R&D”) expense was $1,001,237 for the nine months ended September 30, 2025, as compared to $1,397,760 for the same period in 2024, a decrease of $396,523 or 28%. For the nine months ended September 30, 2025, as compared to the same period in 2024, the Company had a decrease of $488,151 and $256,088 in salaries and related personnel costs and R&D design, respectively, offset by an increase in other consulting of $206,965. The decrease was primarily due to the Company being substantially completed with the R&D on the Vanish in 2024, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0 for the nine months ended September 30, 2025, as compared to $769,995 for the same period in 2024, a decrease of $769,995, or 100%. For the nine months ended September 30, 2025, as compared to the same period in 2024, the Company had a decrease of $250,151 in depreciation expense of their fleet vehicles and a decrease of $162,701 in personnel expenses. The decrease primarily resulted from no depreciation of the vehicles during 2025 due to the impairment of the vehicles by the end of the year 2024.

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

General and administrative expense was $5,338,109 for the nine months ended September 30, 2025, compared to $6,453,710 for the same period in 2024, a decrease of $1,115,601, or 17%. The decrease was primarily attributable to cost reduction initiatives completed in late 2024 and early 2025.

Salaries and related expenses decreased by $834,101 for the nine months ended September 30, 2025, compared to the same period in 2024, due to the decrease in headcount associated with the internal restructuring. Legal expenses decreased by $416,897 for the nine months ended September 30, 2025, compared to the same period in 2024, due to the finalization and settlement of legal issues during 2024. Depreciation decreased by $1,023,077 for the nine months ended September 30, 2025, compared to the same period in 2024, due to assets being fully impaired and written down to zero at the end of 2024. Consultants and professional services decreased by $261,248 for the nine months September 30, 2025, compared to the same period in 2024, primarily due to fewer engagements that required external professional services.

Other income and expense

For the nine months ended September 30, 2025, the Company recorded a $23,688,983 decrease of net other income. The Company recognized a loss of $11,627,100 and a gain of $9,136,900 for the nine months ended September 30, 2025 and 2024, respectively, for the change in fair value - warrant liability, a decrease of $20,764,000 primarily due to the increase in the trading price of the Company’s common stock and the decrease in the exercise price. For the nine months ended September 30, 2025, the Company recorded a $268,768 decrease in interest income primarily due to a $268,768 decrease in interest income on cash accounts, a decrease in realized gains of $626,849 on marketable securities, and a decrease of $142,442 in the unrealized gain on marketable securities. For the nine months ended September 30, 2025, the Company recorded a $350,000 increase in consent and waiver fees related to the Series H-7 Preferred Stock. For the nine months ended September 30, 2025, the Company recorded an $905,048 increase in other income and expense primarily due to a decrease in vendor settlements of $631,307 and an decrease of $87,286 in miscellaneous income and expense.

Three months ended September 30, 2025, compared to three months ended September 30, 2024

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended September 30,
	2025	2024	Change
Revenue	$—	$5,426	$(5,426)
Cost of goods sold	717,120	286,028	431,092
Gross loss	(717,120)	(280,602)	(436,518)
Operating expenses:
Research and development	343,556	14,776	328,780
Sales and marketing	—	216,605	(216,605)
General and administrative	2,472,964	1,414,026	1,058,938
Total operating expenses	2,816,520	1,645,407	1,171,113
Loss from operations	(3,533,640)	(1,926,009)	(1,607,631)
Other income (expense):
Interest income	61,956	89,060	(27,104)
Change in fair value - warrant liability	547,000	126,600	420,400
Change in fair value - derivative liability	179,000	2,408,000	(2,229,000)
Unrealized loss on digital assets	(228,972)	-	(228,972)
Unrealized gain (loss) on marketable securities	(37,119)	(240,743)	203,624
Realized gain on marketable securities	82,345	562,627	(480,282)
Consent and waiver fee – Series H-7	-	—	-
Other income (expense), net	171,192	(468,978)	640,170
Total other income (expense), net	775,402	2,476,566	(1,701,164)
Net income (loss)	$(2,758,238)	$550,557	$(3,308,795)

Cost of goods sold and gross loss

Cost of goods increased by $431,092 or 151% for the three months ended September 30, 2025, as compared to the same period in 2024. The increase in cost of goods sold was mainly due to the increase of $717,120 in impairment of inventory adjustments related to the Vanish, a decrease in overhead allocations of $329,381, and a decrease of $137,892 adjustments to inventory stock counts that were the result of inventory write downs during the nine months ended September 30, 2024.

Research and development expense

Research and development (“R&D”) expense was $343,556 for the three months ended September 30, 2025, as compared to $14,776 for the same period in 2024, an increase of 328,780 or 2,225%. For the three months ended September 30, 2025, as compared to the same period in 2024, the Company had an increase of $96,436 and $155,000 in R&D design and salaries and related personnel costs, respectively, and an increase in other consulting of $57,615.

Sales and marketing expense

Sales and marketing expense was $0 for the three months ended September 30, 2025, as compared to $216,605 for the same period in 2024, a decrease of $216,605, or 100%. For the three months ended September 30, 2025, as compared to the same period in 2024, the Company had a decrease of $50,030 and $153,686 in depreciation expense of their fleet vehicles and bad debts, respectively. The decrease primarily resulted from no depreciation of the vehicles during 2025 due to the impairment of the vehicles by the end of the year 2024.

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

General and administrative expense was $2,472,964 for the three months ended September 30, 2025, compared to $1,414,026 for the same period in 2024, an increase of $1,058,938, or 75%. The increase was primarily attributable to cost reduction initiatives completed in late 2024 and early 2025.

Legal expenses increased by $89,534 for the three months ended September 30, 2025, compared to the same period in 2024, due to the finalization and settlement of legal issues during 2024. Depreciation decreased by $341,652 for the three months ended September 30, 2025, compared to the same period in 2024, due to assets being fully impaired and written down to zero at the end of 2024. Consultants and professional services increased by $32,887 for the three months September 30, 2025, compared to the same period in 2024, primarily due to the Series H-7 amendments and Series I issuances. Issuance costs increased by $754,815 for the three months ended September 30, 2025, compared to the same period in 2024, due to the Series I Purchase Agreement and issuances.

Other income and expense

For the three months ended September 30, 2025, the Company recorded a $1,701,164 decrease of net other income. For the three months ended September 30, 2025 and 2024, the Company recognized a gain of $179,000 and $2,408,000, respectively, for the change in fair value - derivative liability, a decrease of $2,229,000, mainly due to the final installment notice of the Series H-7 Preferred Stock redemption. The Company recognized a gain of $547,000 and a gain of $126,600 for the three months ended September 30, 2025 and 2024, respectively, for the change in fair value - warrant liability, an increase of $420,400 primarily due to the increase in the trading price of the Company’s common stock and the decrease in the exercise price. For the three months ended September 30, 2025, the Company recorded a $27,104 decrease in interest income primarily due to a $27,104 decrease in interest income on cash accounts, a decrease in realized gains of $480,282 on marketable securities, and a decrease of $203,624 in the unrealized loss on marketable securities. For the three months ended September 30, 2025, the Company recorded a $640,170 increase in other income and expense primarily due to a decrease in vendor settlements of $499,509.

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

Liquidity and Capital Resources

The Company has incurred recurring losses from operations and has insufficient liquidity to fund its future operations. As of September 30, 2025, we had $7,260,657 in cash and cash equivalents, $109,941 in restricted cash, $4,881,788 in marketable securities, and working capital of $11,922,435. As of December 31, 2024, we had $16,035,475 in cash and cash equivalents, $164,682 in restricted cash, $4,089,832 in marketable securities and working capital of $17,100,605. The decrease in cash and cash equivalents and working capital was primarily a result of the payment of Series H-7 Preferred Stock redemptions and purchases of digital assets. Our sources of cash since inception have been predominately from the sale of equity and debt, including the issuance of the Series H-7 Preferred Stock and Series I Preferred Stock.

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

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at September 30, 2025 will not be sufficient to fund operations for at least the next twelve months following the date of this report.

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

The Certificate of Designations provides that, except as required by applicable law, the holders of the Series H-7 Preferred Stock will be entitled to vote with holders of the common stock on an as converted basis, with the number of votes to which each holder of Series H-7 Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to approximately $122.04 per share (as adjusted for the Reverse Stock Split), which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations.

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

Series I Preferred Stock

On August 4, 2025, the Company entered into the Series I Purchase Agreement with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share and (ii) warrants to acquire up to an aggregate of 875,000 Series I Warrants at an exercise price of $8.00 per share. The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000.

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

In connection with the Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants (the “Series I Placement Agent Warrants” and, together with the Series I Warrants and the Consultant Warrants the “Private Placement Warrants”).

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). On September 8, 2025, the Company filed the Registration Statement with the SEC and subsequently amended the Registration Statement on October 10, 2025. As of the date of this Quarterly Report on Form 10-Q, the Registration Statement has not been declared effective by the SEC.

The terms of the Series I Preferred Stock are as set forth in the form of Certificate of Designations of the Series I Convertible Preferred Stock (“Series I Certificate of Designations”) which was filed with the Secretary of State for the State of Delaware on August 6, 2025. All shares of capital stock of the Company rank junior to shares of the Series I Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Further to the foregoing, the shares of Series I Preferred Stock rank junior to shares of Series H-7 Convertible Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

The Installment Amount (as defined in the Series I Certificate of Designations) due upon such redemption are payable, at the Company’s election, in cash at 107% of the applicable Installment Redemption Price (as defined in the Series I Certificate of Designations).

The holders of the Series I Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) quarterly on each Installment Date (as defined in the Series I Certificate of Designations), in cash out of funds legally available therefor and, (ii) prior to the first Installment Date, payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Series I Certificate of Designations) on each conversion date occurring prior to the first Installment Date. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series I Certificate of Designations), the Series I Preferred Stock accrue dividends at the rate of 15% per annum. The holders of the Series I Preferred Stock are entitled to vote with holders of the common stock on an as-converted basis, with the number of votes to which each holder of Series I Preferred Stock is entitled to be calculated assuming a conversion price of $7.628 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series I Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series I Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions using shares of common stock is subject to certain limitations set forth in the Series I Certificate of Designations. Further, the Series I Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series I Preferred Stock under the Series I Certificate of Designations.

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

The Series I Warrants are exercisable for shares of common stock immediately, at an exercise price of $8.00 per share and expire five years from the date of issuance. The exercise price of each Series I Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions).

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows:
Net cash used in operating activities	$(6,045,637)	$(10,334,014)
Net cash used in investing activities	$(2,320,340)	$(15,249,360)
Net cash used in financing activities	$(463,582)	$(5,104,889)

Operating Activities

During the nine months ended September 30, 2025, we used $6,045,637 in cash from operating activities, a decrease in use of $4,288,377 compared to the cash used in operating activities of $10,334,014 during the same period in 2024. The decrease in cash used in operating activities was primarily a result of the increase in change in fair value of the warrant liability of $20,764,000 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recognized net loss after non-cash adjustments of $5,559,908, a $2,083,251 improvement compared with a $7,643,159 adjusted net loss during the same period in 2024. During the nine months ended September 30, 2025, cash used in inventory was $0 as compared to $1,737,510 for the same period in 2024, a decrease of $1,737,510, mainly due to the temporary pause on procurement of materials and manufacturing activities while re-engineering the Vanish. For the nine months ended September 30, 2025, cash provided by prepaid expenses and other assets was $660,622 as compared to cash provided of $887,184 for the same period in 2024, a decrease in cash provided of $226,562, mainly due to advance purchases of inventory that has been received and expensed, and insurance premiums amortized over the policy period. During the nine months ended September 30, 2025, cash used in accounts payable was $750,213 as compared to cash used of $1,135,637 for the same period in 2024, an increase in cash provided of $385,424. During the nine months ended September 30, 2025, cash used in accrued expenses and other current liabilities was $234,771 as compared to cash used of $610,503 for the same period in 2024, an increase in cash provided of $375,732.

Our ability to generate cash from operations in future periods will depend in large part on profitability, the rate and timing of collections of our accounts receivable, inventory turnovers and our ability to manage other areas of working capital.

Investing Activities

During the nine months ended September 30, 2025, the Company had $2,320,340 in cash used in investing activities as compared to $15,249,360 of cash used in investing activities during the same period in 2024, a decrease of $12,929,020. During the nine months ended September 30, 2025, the Company used $28,801,651 to invest in marketable securities as compared to $71,827,353 in cash used for the same period in 2024, and received $28,281,311 in proceeds from the sale of marketable securities as compared to $56,740,826 in proceeds during the same period in 2024.

Financing Activities

During the nine months ended September 30, 2025, the Company used cash of $463,582 in financing activities as compared to $5,104,889 cash used in financing activities for the same period in 2024, a decrease of $4,641,307. The decrease in cash used was due to the net proceeds of the Series I Preferred Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Material Weakness and Remediation Plan

As previously reported on our Annual Report on Form 10-K for the period ended December 31, 2024, we identified a material weakness in our internal control over financial reporting due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources. This material weakness continues to exist as of September 30, 2025.

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

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for us and could have an adverse effect on the value of digital assets. Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that we will hold certain types of digital assets that are not within the scope of the Notice.

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

Exposure to market volatility and token-specific risks could adversely affect the value of our digital asset holdings.

Our business strategy involves acquiring and holding certain tokens, including, FLUID, INJ, LINK, AAVE, SYRUP, QNT, and ETHFI tokens as part of our effort to capture growth in the stablecoin infrastructure sector. While this strategy offers potential long-term upside, it also exposes us to the extreme price volatility and speculative nature of digital assets.

The market for digital assets is highly unpredictable and has historically experienced significant and sudden declines in value. Stablecoin-related infrastructure tokens, such as those we intend to hold, may not move in parallel with the broader stablecoin market and can suffer material losses during economic downturns.

Each token also presents its own set of risks. For example, FLUID may face downward pressure as previously restricted tokens become freely tradable, ETHFI may be sensitive to Ethereum network activity or operational costs and SYRUP’s link to real-world-asset collateral may make it more responsive to changes in broader financial conditions. These factors could materially reduce the value of our digital asset portfolio, limit liquidity, and adversely affect our financial results.

Regulatory and compliance uncertainty in the U.S. and abroad could limit or delay our ability to execute our digital asset strategy.

Because we are a public company investing in digital assets, our activities may attract heightened regulatory, accounting, and investor scrutiny. The legal framework governing stablecoins, decentralized finance, and tokenized instruments continues to evolve, and new legislation or rulemaking could impose additional compliance, registration or disclosure requirements on us or on the protocols in which we participate.

In the United States, proposed stablecoin legislation and related guidance may alter the way certain tokens are classified or traded, which could affect our ability to hold or dispose of them. Outside the U.S., emerging frameworks, such as the MiCA and various regional restrictions on non-compliant stablecoins, could similarly affect liquidity and access to markets. If these or other regulatory developments restrict the issuance, trading, or use of tokens such as FLUID, INJ, LINK, AAVE, SYRUP, QNT, or ETHFI, we may be required to modify, delay, or curtail our investment activities. Any resulting limitations could materially and adversely impact our business strategy, reputation, or financial condition.

Technological, operational and liquidity risks inherent in decentralized finance protocols may result in losses or impair our holdings.

The tokens we intend to acquire are issued and maintained on decentralized protocols, which are inherently subject to technological failures, cybersecurity incidents and smart-contract vulnerabilities. Errors in code, malicious attacks or failures in the underlying networks could lead to the permanent loss of tokens, disruption of services or devaluation of affected assets. In addition, many of these tokens depend on cross-chain interoperability, data oracles, and automated liquidity mechanisms that could malfunction or be compromised. For example, interoperability or oracle failures in protocols like QNT or INJ could prevent users from transferring or valuing tokens accurately, resulting in market disruption or loss of confidence.

Liquidity risks also exist. Some tokens may trade infrequently or on a limited number of exchanges, which could make it difficult for us to buy or sell positions at desired times or prices. Market stress or negative sentiment toward digital assets could further limit trading volumes and cause significant slippage in transactions. Although we intend to manage these risks through due diligence, diversified holdings, and staged investment execution, there can be no assurance that such measures will prevent losses or that our mitigation strategies will perform as intended.

Holders of our shares of Series I Preferred Stock are entitled to certain payments under the Series I Certificate of Designations that may be paid in cash, which may require the expenditure of a substantial portion of our cash resources.

Under the Series I Certificate of Designations, we are required to redeem the shares of Series I Preferred Stock in equal quarterly installments, commencing on November 30, 2025. The Installment Amount (as defined in the Series I Certificate of Designations) due upon such redemption are payable, at the Company’s election, in cash at 107% of the applicable Installment Redemption Price (as defined in the Series I Certificate of Designations). Notwithstanding the foregoing, at any time from the date of the applicable Installment Notice Date (as defined in the Series I Certificate of Designations) through the applicable Installment Date, and subject to certain beneficial ownership limitations, a holder of Series I Preferred Stock may require the Company to convert all or any part of the Installment Amount at a price to be mutually determined by the Company and such holder, which shall not be less than the Floor Price (as defined in the Series I Certificate of Designations).

Holders of our Series I Preferred Stock are also entitled to receive dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears (i) quarterly on each Installment Date (as defined in the Series I Certificate of Designations), in cash out of funds legally available therefor, (ii) prior to the first Installment Date, payable by way of inclusion of the dividends in the Conversion Amount (as defined in the Series I Certificate of Designations) on each conversion date occurring prior to the first Installment Date, and (iii) upon any redemption or any required payment upon any Triggering Event (as defined in the Series I Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series I Certificate of Designations), the Series I Preferred Stock accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series I Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series I Preferred Stock at a premium set forth in the Series I Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity. Our ability to make payments due to the holders of our Series I Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law.

The Series I Preferred Stock and the Private Placement Warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Stock Combination Event (as defined in the Series I Certificate of Designations) may reduce the conversion price of the Series I Preferred Stock, which in turn may lead to further dilution to the holders of our Common Stock. The Private Placement Warrants additionally contain anti-dilution provisions applicable to the exercise price. If in the future, while any of the Private Placement Warrants are outstanding, we may be required upon the occurrence of certain events, to adjust the exercise price of the Private Placement Warrants, and simultaneously with any adjustment to the exercise price, the number of shares of Common Stock that may be purchased upon exercise of the Private Placement Warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of Common Stock issuable upon exercise of the Private Placement Warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Such adjustments can dilute the book value per share of Common Stock and reduce any proceeds we may receive from the exercise of the Private Placement Warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their Common Stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the Private Placement Warrants and the Series I Preferred Stock remain outstanding.

The Series I Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series I Certificate of Designations contains certain restrictive covenants including but not limited to, maintaining a Cash Minimum (as defined in the Series I Certificate of Designations), restrictions on incurring any indebtedness until the date on which no Series I Preferred Stock are outstanding, subject to certain exceptions, restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series I Certificate of Designations), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series I Certificate of Designations). Additionally, the Series I Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the Series I Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its Series I Preferred Stock. These restrictive covenants may may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

Under the Series I Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series I Purchase Agreement contains, among others, the following restrictive covenants: (A) until ninety (90) days following the earlier of (x) the date on which the Registration Statement is declared effective or (y) the date on which the holders of the Series I Preferred Stock or Series I Warrants may sell their shares of common stock issuable upon conversion of the Series I Preferred Stock or Series I Warrants without restriction pursuant to Rule 144 under the Securities Act, we may not issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, (B) until all of the Series I Warrants are no longer outstanding, we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction, and (C) until the later of (i) the Maturity Date (as defined in the Series I Certificate of Designations), and (ii) the date in which no Series I Preferred Stock remain outstanding, the Company must provide the holders of the Series I Preferred Stock the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series I Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement, which such investors are not obligated to grant to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of StableX Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

3.5	Form of Certificate of Designations of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.2	Form of Consulting Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.3	Rights Agreement, dated as of July 31, 2025, between AYRO, Inc. and Equiniti Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.1†	Fourth Amendment to the StableX Technologies, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2025).

10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.4	Consulting Services Agreement, dated as of August 4, 2025, by and between the Company, James Altucher and Z-List Media, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.5	Form of Omnibus Waiver, Consent, Notice and Amendment, by and among AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.6	Form of Omnibus Waiver, Consent, Notice and Amendment, by and among StableX Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

10.7	Employment Agreement, by and between Ayro, Inc. and Joshua Silverman, dated as of August 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2025)

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.
†	Management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STABLEX TECHNOLOGIES, INC.

Dated: November 14, 2025	By:	/s/ Joshua Silverman
Joshua Silverman
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

