Form 10-K
period 2025-12-31
StableX Technologies, Inc.
filed 2026-03-30
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $3,893,040 based on a closing price of $7.37 on June 30, 2025. The registrant does not have non-voting common stock outstanding.

As of March 30, 2026, the registrant had 1,455,975 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STABLEX TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would,” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning its transition to a Stable-coin focused cryptocurrency treasury model, the strategic review of our product development strategy, the re-engineering and development of the Vanish (the “Vanish”) and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Annual Report on Form 10-K and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, and ability to service our debt obligations and prospects could be materially and adversely affected:

●	we have a history of losses and have never been profitable, and we expect to incur additional losses in the future and may never be profitable;
●	our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock, par value $0.0001 per share (“common stock”);
●	Our historical operating results are not indicative of future performance due to our significant business model change from electric vehicle manufacturing to digital asset treasury management;
●	Digital assets are subject to extreme price volatility and custody risks that could result in significant declines in value or permanent loss of assets;
●	Regulatory uncertainty regarding digital assets, including proposed stablecoin legislation and potential classification as an investment company, could adversely affect our business;
●	we may be required to raise additional capital to fund our operations, and such capital raising may be costly or difficult to obtain, and could dilute our stockholders’ ownership interests;
●	We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate this weakness, our business may be harmed;
●	holders of our Series H-7 Convertible Preferred Stock, with a stated value of $1,000 per share (“Series H-7 Preferred Stock”), and our Series H-1 Convertible Preferred Stock, with a stated value of $1,000 per share (“Series I Preferred Stock”), are entitled to certain payments that may be paid in cash or in shares of common stock depending on the circumstances, if we make these payments in cash, we may be required to expend a substantial portion of our cash resources, and if we make these payments in common stock, it may result in substantial dilution to the holders of our common stock;
●	the certificate of designations for the Series H-7 Preferred Stock (the “Series H-7 Certificate of Designations”), the warrants issued concurrently therewith (“Series H-7 Warrants”), the certificate of designations for the Series I Preferred Stock (the “Series I Certificate of Designations” and, together with the Series H-7 Certificate of Designations, the “Certificate of Designations”) and the warrants issued concurrently therewith (the “Series I Warrants”) contain anti-dilution provisions and other adjustment provisions that have resulted in the reduction of the conversion price of the such preferred stock and the exercise price of such warrants and may do so again in the future. These features may increase the number of shares of common stock issuable upon conversion of such preferred stock or upon the exercise of the such warrants;
●	under the Series H-7 Purchase Agreement (as defined herein) and Series I Purchase Agreement (as defined herein) we are subject to certain restrictive covenants that may make it difficult to procure additional financing;
●	The loss of key personnel or our failure to attract qualified employees could harm our business operations;
●	Stablecoin issuers may be unable to honor redemption obligations if they face mass redemptions, which could adversely affect the value of our holdings;
●	The U.S. federal, state, local, and non-U.S. tax treatment of digital assets is unclear and could result in adverse tax consequences;
●	failure in our information technology and storage systems could significantly disrupt the operation of our business;
●	We may be named in legal proceedings or become subject to regulatory inquiries, which could be costly and result in unfavorable outcomes; and
●	Anti-takeover provisions in our certificate of incorporation, bylaws, and Delaware law could discourage or prevent a change of control that stockholders may consider favorable.

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

PART I

ITEM 1. BUSINESS.

In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company,” “StableX” and “Company” refer to StableX Technologies, Inc. and its subsidiaries.

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

Name Change

On August 21, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to change the name of the Company from “AYRO, Inc.” to “StableX Technologies, Inc.,” effective as of August 22, 2025. In addition, effective before the open of market trading on August 25, 2025, the Company’s common stock ceased trading under the ticker symbol “AYRO” and began trading on Nasdaq under the ticker symbol “SBLX”.

Business Strategy

Our strategy is to generate revenue through capital appreciation driven by ecosystem growth. This mechanism is intended to provide diversified, compounding returns aligned with the projected exponential expansion of stablecoins. By focusing on infrastructure providers, we capture value accrual from increased transaction fees, network usage and adoption without direct exposure to stablecoin redemption risks.

In implementing our business strategy, we hold our digital assets solely on a passive basis for treasury purposes and we do not have any current plans to stake any portion of our crypto assets held in treasury for the foreseeable future.

We have begun the purchase of certain tokens related to our strategy, including FLUID (a stablecoin swap exchange), LINK (an oracle for blockchains) and INJ (a layer one token that has tools for issuing stablecoins and creating DeFi exchanges). We are dollar-cost averaging to manage risk and intend to continue to spread out our purchases across several tokens. However, if we feel the tokens are no longer correlated to the growth in stablecoins we will evaluate selling those tokens.

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

As of March 24, 2026, we have purchased $1,150,000 of FLUID, $1,450,000 of INJ, $1,250,000 of LINK, and $250,000 of AAVE. Tokens we have purchased, or are considering purchasing, include FLUID (Fluid Protocol), INJ (Injective Protocol), LINK (Chainlink), AAVE (Aave Protocol), and USD (USD-Denominated Stablecoins).

1 Source: McKinsey & Company, “The stable door opens: How tokenized cash enables next-gen payments,” July 2025; AInvest, “Digital Asset Tokens as the New Corporate Standard: Institutional Adoption and Stablecoin-Driven Payment Ecosystems in 2025,” September 2025; Visual Capitalist, “Visualized: Stablecoin Market Size Forecast into 2030,” October 2025.

2 Source: Pintu News, “Spike in stablecoin reserves on exchanges reaches $70 billion, a bullish signal?”, September 2025.

●	INJ (Injective Protocol) - INJ is the native token of the Injective Protocol, a blockchain network designed to support decentralized finance applications, including trading and derivatives. Within the Injective ecosystem, INJ is used to pay transaction fees and for governance-related functions, and its supply and economic parameters are determined by protocol rules and governance decisions. The Injective network operates through open-source software and smart contracts rather than a centralized operator, and activity on the network is driven by developers and users building and interacting with decentralized applications. The market value of INJ is generally influenced by activity, liquidity and adoption within the Injective ecosystem, as well as broader conditions affecting digital asset markets. Changes to the protocol, competitive dynamics among blockchain networks or shifts in developer or user engagement may affect the role and perceived utility of INJ over time.

●	LINK (Chainlink) - LINK is the native token of the Chainlink network, a decentralized oracle network that provides external data to smart contracts operating across multiple blockchain platforms. LINK is used to compensate node operators that supply and validate data for the network, and the Chainlink network is integrated with a broad range of blockchain protocols and decentralized applications. The network is designed to enable smart contracts to reference off-chain data, such as price information and event outcomes, in a decentralized manner. Demand for LINK is generally tied to usage of the Chainlink network, the scope and reliability of its data services, and adoption across blockchain ecosystems. The economic characteristics of LINK may also be influenced by developments in competing data solutions and changes in how decentralized applications source external information.

●	AAVE - AAVE is the governance and utility token of the Aave protocol, a decentralized lending and borrowing platform that operates through smart contracts and is deployed across multiple blockchain networks. Holders of AAVE may participate in governance decisions relating to protocol parameters and upgrades, although AAVE does not represent an ownership interest in the protocol or any affiliated entity. The Aave protocol enables users to supply and borrow digital assets in a non-custodial manner, with terms governed by smart contracts. The economic characteristics of AAVE are generally linked to activity, liquidity, and adoption of the Aave protocol. Changes in protocol design, user participation, or broader conditions affecting decentralized finance may influence the perceived utility and value of AAVE.

●	USD-Denominated Stablecoins - We are also considering holding U.S. dollar-denominated stablecoins, which are digital tokens designed to maintain a value intended to track the U.S. dollar and are typically issued by centralized entities supported by reserves intended to facilitate redemption. Within digital asset markets, stablecoins are commonly used as a medium of exchange, settlement asset, and liquidity management tool, and they do not provide equity, governance, or profit participation rights. If acquired, our stablecoin holdings would be used primarily for liquidity management, settlement and operational purposes within digital asset markets.

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

Purchase of FLUID Tokens

We recently purchased FLUID tokens as a core holding in our infrastructure-focused portfolio targeting the stablecoin ecosystem, viewing it as a high-conviction “picks and shovels” play that we believe enables seamless cross-chain liquidity and lending. Fluid Protocol (Fluid), developed by Instadapp, is a modular DeFi infrastructure layer launched in October 2023 that unifies liquidity across blockchains and protocols. Rebranded from Instadapp’s original INST token to FLUID in December 2024, Fluid offers decentralized lending, borrowing, and a Decentralized Exchange (“DEX”) for efficient asset swaps. We believe this positions FLUID tokens to directly benefit from the increase in stablecoin usage, where protocols like Fluid facilitate borrowing against stablecoins and cross-chain transfers, capturing value from trillions in annual transaction volumes. As of December 31, 2025, Fluid has achieved nearly $2 billion in total market size (deposited collateral), with over $46 billion in DEX volume and deployments across Ethereum, Arbitrum, Base, Polygon, and Solana. It positions itself as a foundational “Liquidity Layer” for building scalable DeFi applications, enabling protocols to share liquidity without silos and supporting high Loan-to-Value (LTV) ratios up to 95% with liquidation penalties as low as 0.1%.3

3 Source: Messari, “Understanding Fluid: A Comprehensive Overview,” June 2025.

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

FLUID Tokenomics

FLUID’s total and maximum supply is capped at 100 million tokens, a fixed cap established at launch to promote scarcity and predictability. At inception in 2021, the initial circulating supply was limited due to extensive vesting schedules, with only a portion allocated for immediate liquidity and early ecosystem incentives. By March 2025, the circulating supply had reached approximately 39.4 million tokens, reflecting gradual unlocks from pre-launch allocations. This growth accelerated through mid-2025, driven by vesting completions.5

As of December 31, 2025, the circulating supply stands at approximately 78.5 million tokens, representing about 78.5% of the fully diluted valuation (FDV). Overall allocations include roughly 37.1 million tokens to team members, investors, and advisors, of which all have vested by the end of June 2025. This vesting-heavy structure has historically kept circulating supply below 80% of total, fostering controlled distribution.

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

Burn Mechanisms

Fluid does not currently feature an active, automated token burn mechanism, such as transaction-based burns common in some DeFi tokens. However, the protocol has outlined plans for deflationary buybacks to enhance scarcity: once annualized revenue reaches $10 million (from lending fees, swaps, and DEX activity), up to 100% of earnings could be dynamically allocated to repurchase FLUID tokens from the open market. These buybacks would potentially feed into the DAO treasury or be burned, though specifics on execution (e.g., via governance votes) remain proposal-dependent. As of December 31, 2025, with Fluid’s TVL exceeding $1.75 billion and monthly fees around $3.01 million, this threshold is approaching, positioning buybacks as a future value-accrual tool rather than a historical feature.7

Inflationary or Deflationary Mechanisms

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

Regulatory Environment

Our digital asset activities are subject to evolving federal and state laws and regulations. Regulatory authorities, including the U.S. Securities and Exchange Commission and the Commodity Futures Trading Commission, have asserted jurisdiction over certain digital asset activities. Changes in regulatory interpretations or the adoption of new regulations could materially impact our ability to acquire, hold, stake, or otherwise manage digital assets and could adversely affect our business, financial condition, and results of operations.

Our legacy electric vehicle activities are also subject to applicable automotive, safety, environmental, and manufacturing regulations should production resume.

Intellectual Property

The Company may rely on a combination of trademarks, trade secrets, know-how and contractual protections to protect its proprietary information.

Patents

As of December 31, 2025, we held 11 granted United States patents, nine of which were granted in 2023. Of the 11 patents, four are design patents, and seven are utility patents. In addition to these granted patents, as of December 31, 2025, we had two pending patent applications on file with the United States Patent and Trademark Office (“USPTO”).

All patent applications have been filed under accelerated consideration criteria due to the age (65) of the named inventor.

Trademarks

Our products are marketed under a variety of valuable trademarks.

As of December 31, 2025, we own more than 30 trademark registrations and pending applications. Depending on the jurisdiction, trademarks generally remain valid and can be renewed indefinitely as long as they are in use or their registrations are properly maintained.

Segment Information

The Company operates as a single operating and reportable segment. During the year ended December 31, 2025, the Company’s principal activities consisted of digital asset treasury management and the management of marketable securities and cash resources, and limited EV re-engineering activities. The Company did not generate revenue during the year ended December 31, 2025.

The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), reviews consolidated financial information, including total assets and overall financial performance, for purposes of assessing performance, allocating resources, and making operating decisions. The Company’s activities are managed centrally and are not organized or evaluated as separate business units.

Accordingly, the Company has determined that it has one operating and reportable segment in accordance with ASC 280, Segment Reporting.

Employees

As of December 31, 2025, the Company did not have any direct, full-time employees. Instead, the Company engaged a network of independent contractors, consultants, and other third-party service providers who perform various functions for our business, including sales, product development, and administrative support.

Geographic Areas

We operate in the United States, and all our revenue was generated in the United States during the fiscal years ended December 31, 2025 and 2024.

Corporate Information

Our corporate headquarters is located at 1185 Avenue of the Americas, New York, NY 10036. Our phone number is 512-994-4917. Our website address is www.stablextechnologies.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. We also make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at www.stablextechnologies.com as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the SEC.

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

We have never been profitable or generated positive cash flow from our operations. We have incurred a net loss each year since our inception in 2016 and have generated limited revenues since inception, principally as a result of our investments in building infrastructure in support of our manufacturing and business operations and plans for growth. We incurred net loss of approximately $21.8 million and net loss of $1.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $139 million. We may incur significant additional losses as we continue to focus our resources on scaling up our operations for growth and incur significant future expenditures for research and development, sales and marketing, and general and administrative expenses, capital expenses and working capital fluctuations.

We did not generate revenue during 2025 and may not generate revenue in future periods.

During the year ended December 31, 2025, we did not generate revenue. Our current activities consist primarily of managing digital assets, marketable securities and cash resources. We may not generate operating revenue in future periods. As a result, our ability to increase stockholder value is currently dependent on the performance of our investment portfolio and our ability to manage liquidity effectively and access to capital markets. If capital markets become unfavorable or inaccessible, we may be unable to raise additional funds on acceptable terms, if at all. There can be no assurance that our strategy will result in increased stockholder value.

Our business model has changed, and our historical operating results may not be indicative of future performance.

Historically, we operated as a manufacturer and seller of electric vehicles. During 2025, we transitioned away from those activities and are now focused on digital asset treasury management and management of marketable securities. As a result, our historical financial statements are not indicative of our current operations or future performance. Investors may have difficulty evaluating our business due to the absence of historical operating performance under our current strategy.

We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

We continuously evaluate our business strategy and modify our plans as necessary to achieve our objectives in response to changing circumstances. As part of such a process, we may delay, modify or discontinue our business strategy in the digital asset sector and choose alternative approaches if we believe such changes would be in our best interest. We have implemented such changes in our business strategy and may continue to do so in the future. There can be no assurances that changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

Our financial results are highly dependent on the performance of digital assets and marketable securities.

A significant portion of our assets consists of digital assets and marketable securities. The value of these assets may fluctuate significantly due to market volatility, changes in investor sentiment, macroeconomic conditions, regulatory developments, liquidity conditions, technological developments, and other factors beyond our control.

Digital assets in particular are highly volatile and may experience substantial price declines over short periods of time. If the value of our digital assets or marketable securities declines materially, our financial condition and stockholders’ equity could be adversely affected.

Digital assets are subject to extreme price volatility and may experience significant declines in value.

Digital asset markets have historically experienced extreme price volatility, including rapid and substantial decreases in value. Market prices may fluctuate due to factors such as:

●	regulatory developments;
●	technological changes or perceived vulnerabilities;
●	market manipulation;
●	macroeconomic trends;
●	security breaches or failures of digital asset platforms; and
●	changes in market liquidity.

There is no assurance that digital asset markets will continue to develop or that digital assets will retain long-term value. Any sustained decline in the value of digital assets could materially and adversely affect our financial condition.

Digital asset custody and security risks could result in the loss of our assets.

Digital assets are susceptible to theft, loss, hacking, cyber intrusion, and other security breaches. If private keys are lost, compromised, or destroyed, we may lose access to our digital assets permanently. While we utilize custody solutions and internal controls designed to safeguard our holdings, no system is entirely immune from security risks. Any loss of digital assets could have a material adverse effect on our financial condition.

We may be deemed an investment company under the Investment Company Act of 1940, as amended.

Because a substantial portion of our assets consists of digital assets and marketable securities, there is a risk that we could be deemed an “investment company” under the Investment Company Act of 1940, as amended. If we were required to register as an investment company, we would become subject to significant regulatory requirements and restrictions that could materially limit our ability to operate our business as currently structured. We believe we are not currently required to register as an investment company; however, this determination depends on complex legal standards and evolving interpretations.

We may incur losses from impairment or fair value adjustments.

Depending on the accounting treatment of our digital assets and marketable securities, we may be required to record impairment losses or recognize fair value fluctuations in earnings. These adjustments could result in significant volatility in our reported results of operations.

We depend on key personnel to operate our business, and the loss of one or more members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance and sales and marketing personnel. We are highly dependent upon the continued service of our key executive officers and other employees. The loss of and failure to replace key management and personnel could have a serious adverse effect on strategic relationships and may adversely impact the achievement of our objectives. Despite our efforts to retain valuable employees, members of our management may terminate their employment with us at any time. Although we have written employment agreements with our executive officers, these employment agreements do not bind these executives for any specific term and allow executive officers to leave at any time, for any reason, with or without cause. We do not maintain any “key-man” insurance policies on any of the key employees nor do we intend to obtain such insurance.

Recruiting and retaining qualified employees, consultants, and advisors for our business is crucial to continue to execute our growth strategy. Because the pool of qualified personnel with digital asset experience is limited overall, recruitment and retention of senior management is very competitive. Many of the companies with which we compete for experienced personnel have greater resources than us. We are also at a disadvantage in recruiting and retaining key personnel, as our small size and limited resources may be viewed as providing a less stable environment with fewer opportunities than would be offered at one of our larger competitors. As a result, we may not be successful in either attracting or retaining such personnel and/or on acceptable terms given the competition and may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In addition, failure to succeed in the expansion of our operations may make it more challenging to recruit and retain qualified personnel.

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

The regulatory environment for digital assets, and stablecoins in particular, is rapidly evolving and subject to significant uncertainty in the United States and abroad. Changes in laws, regulations, or government policy, such as restrictions on stablecoin issuance, trading, or use, could adversely impact the viability and value of our investments. Regulatory actions could: restrict our ability to acquire or hold certain digital assets; impose additional compliance burdens; limit liquidity in digital asset markets; require asset divestitures; or result in penalties or enforcement actions. Additionally, stablecoins are dependent on the continued maintenance of their pegged value to a reference currency. Loss of such a peg, operational failures of issuers, or adverse market perceptions could impair the value of related investments.

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

Our digital assets (tokens) holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

We intend to adopt digital assets (tokens) as our primary treasury reserve asset. Historically, the digital assets market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. As a result, our holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we hold with our custodian does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our digital assets holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Our digital assets treasury strategy could subject us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We are committed to acquiring digital assets exclusively through entities that are subject to, and compliant with, know your customer and anti-money laundering regulations and related compliance rules in the United States. If we are found to have purchased any of our digital assets from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may incur indebtedness or enter into financial instruments in the future that may be collateralized by our digital assets holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our digital assets holdings. These types of digital assets-related transactions are the subject of enhanced regulatory oversight. These and any other digital assets-related transactions we may enter into, beyond simply acquiring and holding digital assets, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

The laws and regulations applicable to digital assets are evolving and subject to interpretation and change. See “Risks Related to Regulatory Matters - Regulatory and compliance uncertainty in the U.S. and abroad could limit or delay our ability to execute our digital asset strategy.” In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our Common Stock.

We plan to purchase additional digital assets using primarily proceeds from equity and debt financings, but we may be unable to obtain such financings on favorable terms.

Our ability to achieve the objectives of our digital asset acquisition strategy depends in significant part on our ability to obtain equity and debt financing. The terms of debt or equity securities that we issue may require us to make periodic payments to the holders of those securities. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our digital asset acquisition strategy.

Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our digital asset holdings, investor sentiment and the public perception of digital assets, our strategy and our value proposition. Accordingly, a significant decline in the market value of our digital asset holdings, our inability to monetize our digital assets, decentralized finance or other yield-generating activities, or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing.

Digital assets constitute the vast bulk of assets on our balance sheet. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell our digital assets to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of digital assets may have a material adverse effect on our operating results and financial condition and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our digital assets in amounts and at prices sufficient to satisfy our financial obligations, including any debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our future indebtedness or any newly issued preferred stock could have a material adverse effect on our financial condition. Such actions could cause significant variation in our operating results.

There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents.

A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the crypto economy, causing the prices of other stablecoins and digital assets to become more volatile.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as crypto asset spot markets, that support stablecoins, could have a significant impact on the global digital asset market and may adversely affect our business.

Because stablecoins purport to be backed by underlying reserve assets, a fundamental issue in the event of the bankruptcy or insolvency of the issuer of a given stablecoin is which party possesses beneficial ownership of the underlying reserve assets: the holder of the stablecoin, or the issuer. If a particular stablecoin were structured in a manner that entitles its holder only to a contractual right to payment from the issuer (even if such payments are to be derived from the underlying assets), then the assets underlying the stablecoins may be considered to be the property of the issuer’s bankruptcy estate, such that all of the issuer’s creditors would be entitled to their pro rata share of such assets, with the stablecoin holder being treated as an unsecured creditor of the issuer. In such an event, if the issuer were to have insufficient funds or assets to satisfy the claims of its creditors, then the holder of a stablecoin would likely receive only a partial recovery, and not the full purported value of its stablecoin holdings. Conversely, if a particular stablecoin were structured in a manner that entitles its holder to absolute beneficial ownership of the underlying reserve assets, whereby the issuer holds bare legal title to the underlying assets but has no beneficial interest or property rights in such assets, then the holders would likely have a stronger claim on the underlying assets in the event of a bankruptcy or insolvency of the issuer. However, due to the novelty of stablecoins, courts have not yet considered the treatment of underlying reserve assets in the context of a bankruptcy or insolvency of a stablecoin issuer, and there can be no certainty as to a court’s determination in such circumstances.

Risks Related to Our Legacy Electric Vehicle Operations

We have paused manufacturing activities and are re-engineering the Vanish and if we later continue our manufacturing activities; we may not be successful.

We have paused manufacturing activities primarily due to a pause in manufacturing of the Vanish as we focus on re-engineering the vehicle to optimize its design and improve manufacturing efficiencies. The re-engineering process may take longer than expected, may not achieve targeted cost reductions or performance objectives, and may require additional engineering, supplier, regulatory, or manufacturing validation work. We may ultimately determine not to resume manufacturing or commercialization of the Vanish or other electric vehicles. Any inability to successfully re-engineer and commercialize the Vanish could adversely affect our business, results of operations and financial condition, including through further impairment of inventory, equipment, tooling, or other legacy assets.

Even if we complete re-engineering efforts, the Vanish may not achieve market acceptance or be commercially viable.

If we resume commercialization efforts, our ability to generate future revenue from electric vehicle operations would depend on achieving a product offering that meets customer requirements at a competitive price and performance profile. Market acceptance for electric vehicles, particularly specialized fleet or low-speed vehicles, may be lower than we anticipate due to competition, evolving customer preferences, regulatory and safety requirements, charging or service infrastructure constraints, and macroeconomic conditions. In addition, competitors may introduce products with better features, lower pricing, greater brand recognition, or stronger distribution and service capabilities. If the Vanish or any future vehicle offering is not accepted by customers or channel partners, our prospects, results of operations and financial condition could be materially adversely affected.

Resuming electric vehicle manufacturing would require significant capital and operating resources, and we may be unable to obtain them on acceptable terms, if at all.

The design, validation, manufacturing, and commercialization of vehicles is capital intensive. If we decide to resume manufacturing or commercialization of the Vanish, we would likely need to invest in engineering, tooling, component sourcing, assembly capacity, quality systems, sales and service infrastructure, and working capital. Because we did not generate revenue during 2025 and may not generate revenue in future periods, any resumption of electric vehicle operations would likely depend on our ability to access capital markets and raise additional funds. Such funding may not be available on acceptable terms, may be highly dilutive to stockholders, and may be subject to restrictive covenants. If we are unable to obtain sufficient capital, we may be unable to resume manufacturing or commercialization, or may be required to delay, reduce, or discontinue those efforts.

Our legacy electric vehicle assets may be subject to further impairment, disposal losses, or ongoing carrying costs.

We maintain certain legacy assets associated with our prior electric vehicle operations, which may include equipment, tooling, inventory, intellectual property, lease obligations, and other long-lived assets. The value of these assets depends in part on our ability to successfully re-engineer and commercialize the Vanish or otherwise monetize legacy assets through sales, dispositions, or other strategic alternatives. If we are unable to resume commercialization or realize value from these assets, we may be required to record additional impairment charges, incur losses on disposal, or continue to incur costs to maintain, store, insure, or otherwise support these assets and related obligations. Any such charges or costs could materially and adversely affect our financial condition and results of operations.

Any future resumption of electric vehicle activities could expose us to product quality, safety, warranty, and product liability risks.

If we resume manufacturing or commercialization of the Vanish or other vehicles, we would again be exposed to risks associated with product quality, safety performance, recalls, warranty claims, and product liability litigation. Electric vehicles and lithium-ion battery systems present particular risks, including the potential for battery malfunctions, thermal events, or other safety incidents. Any actual or perceived defect, failure to meet safety or regulatory requirements, or significant warranty or product liability claim could result in substantial costs, reputational harm, lost sales, and diversion of management attention, any of which could materially adversely affect our business, results of operations and financial condition.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred recurring losses and may continue to incur losses.

Although our going concern uncertainty was alleviated during 2025 due to financing activities, we have historically incurred net losses and may continue to incur losses in future periods, particularly if the value of our investment portfolio declines or if operating expenses exceed investment returns. . If our cash on hand and our sales revenue are not sufficient to cover our cash requirements, we will need to raise additional capital, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, or asset sales or other means, in order to support our business plan. In addition, we may need to raise additional capital for strategic acquisitions or transactions. Such additional capital may not be available on reasonable terms or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to obtain additional financing on a timely basis, we may have to curtail, delay or liquidate our portfolio and growth plans, and/or be forced to sell some or all digital assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations to stay in business.

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

If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies to grant licenses on terms that are not favorable to us, or to issue equity instruments that may be dilutive to our stockholders.

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

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

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

We have issued preferred stock and other equity-linked securities that may result in dilution.

We have outstanding preferred stock and warrants that may convert into shares of common stock. The issuance of additional shares upon conversion or exercise could result in significant dilution to existing stockholders. Anti-dilution provisions in certain securities may increase the number of shares issuable in the future.

We may need to raise additional capital, which may be dilutive or restrictive.

Future capital raises could involve the issuance of equity or equity-linked securities at prices below the current market price, resulting in dilution. Debt financings may impose restrictive covenants that limit our operational flexibility.

Risks Related to Internal Controls

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded our internal control over financial reporting was not effective as of December 31, 2025, due to the fact that: (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

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

Risks Related to Regulatory Matters

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

The recently enacted Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) creates a new federal regulatory framework for stablecoins in the United States, and its implementation could materially impact our stablecoin-related business, operations, and compliance obligations.

In July 2025, the United States enacted the GENIUS Act, which establishes the first comprehensive federal framework governing the issuance, custody, and use of payment stablecoins. The GENIUS Act addresses, among other things, the state and federal licensing of stablecoin issuers, reserve composition and management, redemption rights, disclosure obligations, and ongoing regulatory supervision. Although the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue final implementing regulations (the “GENIUS Act Effective Date”).

Among its many provisions, the GENIUS Act defines the term “payment stablecoin”, generally prohibits the issuance of payment stablecoins in the United States by any person other than a permitted payment stablecoin issuer (“PPSI”), establishes a comprehensive regulatory framework applicable to PPSIs, generally prohibits PPSIs from paying interest on issued payment stablecoins, excludes payment stablecoins issued by a PPSI from the definition of a “security” under the U.S. federal securities laws and restricts the type of reserve assets that may be held in support of payment stablecoins. Because the GENIUS Act will require significant rulemaking by U.S. regulators, its ultimate impact will depend in part on how those regulations are adopted and implemented. While the establishment of a consistent federal framework could, over time, increase institutional and consumer confidence in payment stablecoins, the scope, timing, and substance of the implementing regulations and supervisory practices remain uncertain. Compliance with the GENIUS Act and related regulations may require us to make significant changes to our strategy. These changes could increase our legal, compliance, operational, and technology costs.

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

Risks Related to Our Series Preferred Stock

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

Under the Certificate of Designations (the “Certificate of Designations”) of our Series H-7 Preferred Stock we are required to redeem the shares of Series H-7 Preferred Stock in monthly installments. Holders of Series H-7 Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 105% of the applicable payment amount due. For installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) $11.904 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market (the “Floor Price”).

Our ability to make payments due to the holders of Series H-7 Preferred Stock using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. If we are unable to make installment payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

Holders of our shares of Series I Preferred Stock are entitled to certain payments under the Series I Certificate of Designations that may be paid in cash, or in certain circumstances, in share of Common Stock, which may require the expenditure of a substantial portion of our cash resources.

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

The Series I Certificate of Designations contains certain restrictive covenants including but not limited to, maintaining a Cash Minimum (as defined in the Series I Certificate of Designations), restrictions on incurring any indebtedness until the date on which no Series I Preferred Stock are outstanding, subject to certain exceptions, restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series I Certificate of Designations), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series I Certificate of Designations). Additionally, the Series I Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the Series I Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its Series I Preferred Stock. These restrictive covenants may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	results of our operations and product development efforts;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	our ability to execute our business plan;

●	sales of our common stock and decline in demand for our common stock;

●	regulatory developments;

●	economic and other external factors;

●	investor perception of our industry or our prospects; and

●	period-to-period fluctuations in our financial results.

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

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We operate in the electric vehicle manufacturing sector and recently pivoted our business towards a digital asset. Treasury management strategy, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Both our executive management team and our board of directors are involved in the assessment, identification, and management of such risks, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

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

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further information regarding the risks associated with cybersecurity incidents, see “Risk Factors - Failure in our information technology and storage systems could significantly disrupt the operation of our business” in Item 1A of this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “SBLX.”

Stockholders

As of March 30, 2026, there were approximately 91 stockholders of record of our common stock.

Dividends

We have not paid any cash dividends to our common stockholders since inception and do not plan to pay cash dividends in the foreseeable future. So long as any shares of Series H-7 Preferred Stock and Series I Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations). Any future declaration of dividends will depend on our earnings, capital requirements, financial condition, prospects and any other factors that our board of directors deems relevant, as well as compliance with the requirements of state law. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. We currently intend to retain earnings, if any, for reinvestment in our business.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not re-purchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company” or “StableX” refer to StableX Technologies, Inc. and its subsidiaries.

Overview

Business

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

The Company did not generate revenue during the year ended December 31, 2025. Operating activities during the year primarily consisted of (i) evaluating and implementing the Company’s digital asset treasury strategy, (ii) completing financing transactions to support liquidity and capital deployment, and (iii) managing corporate overhead and compliance costs as a public company.

As of December 31, 2025, the Company’s primary assets consisted of cash, digital assets and marketable securities. The Company’s results of operations for the year were primarily affected by operating expenses, preferred stock dividends and accretion, changes in the fair value of derivative liabilities, and fluctuations in the fair value of digital assets. The Company’s financial results may continue to experience volatility due to market conditions affecting digital asset valuations and the accounting treatment of certain financial instruments.

Reverse Stock Split

The Company effected a 1-for-16 reverse stock split (“Reverse Stock Split”) of the Company’s common stock on June 25, 2025, which began trading on a split-adjusted basis on June 26, 2025, pursuant to which every 16 shares of the Company’s issued and outstanding common stock were reclassified as one share of common stock. The Reverse Stock Split had no impact on the par value of the Company’s common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional shares resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 124 shares of common stock were issued in June 2025.

Factors Affecting Results of Operations

The Company did not generate revenue during the year ended December 31, 2025. As a result, the Company’s results of operations for the year were primarily driven by operating expenses, preferred stock dividends and accretion, changes in the fair value of financial instruments, and fluctuations in the fair value of digital assets and marketable securities. The following factors materially affected the Company’s financial condition and results of operations during the year ended December 31, 2025 and are expected to continue to affect future periods.

Strategic Transition to Digital Asset Treasury Activities

In July 2025, the Company initiated a strategic transition toward digital asset treasury management and capital allocation activities. As part of this transition, the Company deployed capital into digital assets and marketable securities. Because the Company’s strategy involves holding and managing assets that are subject to market price volatility, future results of operations may fluctuate significantly based on changes in fair value of these holdings. Gains and losses associated with digital assets and certain financial instruments may materially impact net income (loss) from period to period.

Fair Value of Digital Assets and Financial Instruments

The Company accounts for certain digital assets and derivative financial instruments at fair value. Changes in the fair value of these assets and liabilities are recognized in the Company’s consolidated statements of operations. As a result, the Company’s reported net loss may vary significantly from period to period due to market-driven price changes rather than changes in underlying operating activity. The valuation of embedded derivatives and other financial instruments requires management judgment and the use of estimates, including volatility assumptions and other inputs, which may materially affect reported results.

Preferred Stock Dividends and Accretion

The Company’s outstanding Series I Preferred Stock and Series H-7 Preferred Stock contain dividend and redemption features that impact reported results. The Company records preferred stock dividends and, where applicable, accretion of discounts to redemption value as deemed dividends or interest expense in accordance with applicable accounting guidance. These non-cash charges reduce net income available to common stockholders and may materially impact loss per share.

Market Conditions and Volatility

The Company’s financial performance is directly influenced by conditions in the digital asset markets and broader capital markets. Digital asset prices have historically experienced significant volatility. Market fluctuations, regulatory developments, counterparty risk and macroeconomic conditions may materially affect the value and liquidity of the Company’s holdings. Such volatility may result in substantial fluctuations in reported earnings or losses in future periods.

Components of Results of Operations

Revenue

The Company did not generate revenue during the year ended December 31, 2025.

Cost of Goods Sold

Cost of goods sold primarily consists of adjustments to inventory related to the adjustments to inventory stock counts resulting from impairment write downs.

Operating Expenses

Operating expenses consist primarily of general and administrative expenses, including compensation and related costs, professional fees, consulting expenses, public company compliance costs and stock-based compensation.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant.

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

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table sets forth our results of operations for each of the years set forth below:

	2025	2024	Change
Revenue	$-	$63,777	$(63,777)
Cost of goods sold	956,160	6,650,979	(5,694,819)
Gross loss	(956,160)	(6,587,202)	5,631,042
Operating expenses:
Research and development	1,394,905	1,493,202	(98,297)
Sales and marketing	-	990,471	(990,471)
General and administrative	8,104,834	8,646,301	(541,467)
Loss on impairment of long-lived assets	-	1,659,835	(1,659,835)
Total operating expenses	10,199,739	12,789,809	(2,590,070)
Loss from operations	(10,455,899)	(19,377,011)	8,921,112
Other income (expense):
Interest income	126,620	484,325	(357,705)
Change in fair value - warrant liability	(11,627,100)	10,956,900	(22,584,000)
Change in fair value - derivative liability	2,854,000	6,739,000	(3,885,000)
Unrealized gain (loss) on marketable securities	(91,936)	(98,315)	6,379
Unrealized loss on digital assets	(2,151,001)	-	(2,151,001)
Realized gain on marketable securities	409,818	1,322,971	(913,153)
Legal settlement	-	(1,096,222)	1,096,222
Vendor settlement	-	(647,833)	647,833
Consent and waiver fee – Series H-7	(350,000)	-	(350,000)
Other income (expense), net	196,353	(39,294)	235,647
Net loss	$(21,089,145)	$(1,755,479)	$(19,333,666)

Revenue

Revenue was $0 for the year ended December 31, 2025, as compared to $63,777 for the year ended December 31, 2024, a decrease of 100%, or $63,777. The decrease in revenue was primarily due to a reduction of $43,200 in product sales and a $20,577 decrease in service revenue, mainly due to the pause in manufacturing of the Vanish as the Company focuses on re-engineering the vehicle to optimize its design and improve manufacturing efficiencies.

Cost of goods sold and gross loss

Cost of goods increased by $5,694,819, or 85.6% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in cost of goods sold was mainly due to the decrease of $1,001,065 related to overhead allocation, a decrease of $4,209,794 related to adjustments to inventory stock counts and impairment that as the result of the Company’s pause on manufacturing of the Vanish.

Research and development expenses

Research and development (“R&D”) expense was $1,394,905 for the year ended December 31, 2025, as compared to $1,493,202 for the year ended December 31, 2024, a decrease of $98,297, or 6.6%. The Company had a decrease of $312,376 in salaries and related personnel costs that was offset by assembly costs related to redesign work during the early portion of the year ended December 31, 2025. The overall decrease was primarily due to the Company being substantially complete with the R&D on the Vanish at the end of 2024, offset by the increase in re-engineering work and design changes in the current year associated with the Company’s objective of lowering the bill of material and overall manufacturing expenses of the Vanish.

Sales and marketing expense

Sales and marketing expense was $0 for the year ended December 31, 2025, as compared to $990,471 for the year ended December 31, 2024, a decrease of $990,471, or 100%. Due to the Company’s decision towards the end of 2024 to pause the manufacturing of the Vanish the Company did not engage in advertising or marketing activities during the year ended December 31, 2025.

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

General and administrative expense was $8,104,834 for the year ended December 31, 2025, compared to $8,646,301 for the year ended December 31, 2024, a decrease of $541,467, or 6.3%. Personnel expenses decreased by $283,214 for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the increase in stock-based compensation $521,674 which was offset by a decrease in headcount associated with the internal restructuring. Consultants and professional services decreased by $437,335 for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to fewer engagements that required external professional services; this was offset by an increase in consulting expense related to warrants of $1,019,114 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Cost and associated expenses related to the issuance of Series Preferred Stock increased by $773,677 for the year ended December 31, 2025 compared to the year ended December 31, 2024. Depreciation expense decreased by $1,142,352 for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the Company’s property and equipment being fully impaired during the year ended December 31, 2024.

Impairment of long-lived assets

The Company did not record an impairment of long-lived assets during the year ended December 31, 2025.

For the year ended December 31, 2024, the Company recorded an increase of $1,659,835 related to loss on impairment of long-lived assets, consisted of a $1,615,660 loss due to write down of idle fixed assets that were intended to be used in the production of the Vanish, and $44,175 increase in impairment of right-of-use asset due to a remeasurement of the asset’s carrying value.

Other income and expense

For the year ended December 31, 2025, the Company recorded a $28,254,778 decrease of net other income. For the years ended December 31, 2025 and 2024, the Company recognized a loss of $11,627,100 and a gain of $10,956,900, respectively, for the change in fair value - warrant liability, a decrease of $22,584,000 primarily due to the decrease in the trading price of the Company’s common stock and the increase in the exercise price. For the years ended December 31, 2025 and 2024, the Company recognized a gain of $2,854,000 and $6,739,000, respectively, for the change in fair value – derivative liability, a decrease of $3,885,000 primarily due to the decrease in the trading price of the Company’s common stock and the decrease in carrying amount of derivative liability from redemptions of Series H-7 Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2025, we had $4,981,798 in cash and cash equivalents, $110,264 in restricted cash, $3,168,362 in marketable securities and working capital of $7,567,805. As of December 31, 2024, we had $16,035,475 in cash and cash equivalents, and $164,682 in restricted cash, and working capital of $17,100,605. The decrease in cash and cash equivalents and working capital was primarily a result of the payment of Series H-7 preferred stock redemptions and purchases of digital assets. Our sources of cash since inception have been predominately from the sale of equity and debt, including the issuance of the Series H-7 and Series I Preferred Stock.

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

We also implemented a multi-token investment strategy, pursuant to which we intend to use capital in excess of working capital requirements to invest in one or more alternative investments or assets, which may include digital assets linked to stablecoin. We intend to target $100 million in crypto tokens that capitalize on the stablecoin industry, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase such crypto tokens. This overall strategy also contemplates that we may (i) periodically sell the crypto tokens we purchase for general corporate purposes, including to generate cash for treasury management (which may include debt repayment), or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our potential digital asset holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using potential digital asset holdings.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, management believes that the existing cash and cash equivalents and marketable securities at December 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the date of this report.

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

The shares of Series H-7 Preferred Stock are convertible into common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $128.00 (the “Conversion Price”), which, following the Company’s one-for-eight reverse stock split effected on September 15, 2023 (the “Reverse Stock Split”) and pursuant to the stock combination event adjustment provisions in the Certificate of Designations, was subsequently reduced to $32.00. The Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series H-7 Preferred Stock in 12 equal monthly installments from, and including, the applicable Installment Date (as defined in the Certificate of Designations). On February 9, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Designations of Series H-7 Preferred Stock, which became effective upon filing, which amended the commencement of the monthly installment dates, to be between May 7, 2024, and August 7, 2025. The first such installment date was May 7, 2024 and August 7, 2024, as elected by the applicable investor.

The amortization payments due upon redemption of the Series H-7 Preferred Stock are payable, at the Company’s election, in cash at 105% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s common stock during the thirty consecutive trading day period immediately prior to the date the amortization payment is due and (B) $11.904 (as adjusted for the Company’s Reverse Stock Split and subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market. The holders of the Series H-7 Preferred Stock have the option to defer amortization payments or, subject to certain limitations as specified in the Certificate of Designations, can elect to accelerate installment conversion amounts.

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

On December 2, 2024, the Company entered into a Waiver and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Amendment, the Company and the Required Holders agreed (i) to amend (a) the Certificate of Designations, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of the State of the State of Delaware (the “Certificate of Amendment”), and (b) the Purchase Agreement, such that, in each case, certain grants made to the Company’s directors on December 2, 2024, in the form of RSUs and fully vested restricted shares of common stock (the “Director Equity Grants”) under the StableX Technologies, Inc. Long-Term Incentive Plan (as amended, the “Plan”), are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement), and (ii) that the Required Holders waive the applicability of certain other provisions of the Transaction Documents with respect to such Director Equity Grants.

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

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). On September 8, 2025, the Company filed the Registration Statement with the SEC and subsequently amended the Registration Statement on October 10, 2025. On January 9, 2026, the SEC declared the Registration Statement effective.

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

Summary of Cash Flows

The following table summarizes the Company’s cash flows:

	For the Years Ended December 31,
	2025	2024
Cash Flows:
Net cash used in operating activities	$(7,695,572)	$(13,315,402)
Net cash used in investing activities	$(2,860,648)	$(3,064,499)
Net cash used in financing activities	$(551,875)	$(10,860,809)

Operating Activities

During the year ended December 31, 2025, we used $7,695,572 in cash from operating activities, a decrease in use of $5,619,830 compared to the cash used in operating activities of $13,315,402 during the year ended December 31, 2024. During the year ended December 31, 2025, the Company recognized net loss after non-cash adjustments of $7,253,585, a $2,278,201 improvement compared with a $9,531,786 adjusted net loss during the same period in 2024. During the year ended December 31, 2025, cash used in inventory was $0 as compared to $1,794,806 for the same period in 2024, a decrease of $1,1794,806, mainly due to the temporary pause on procurement of material and manufacturing activities while re-engineering the Vanish. For the year ended December 31, 2025, cash used in accrued expenses and other current liabilities was $317,227 as compared to $1,149,677 for the same period in 2024, a decrease of $832,450, mainly due to the Company not purchasing inventory related to the Vanish and a decrease in headcount due to the Company’s 2024 internal restructuring.

Our ability to generate cash from operations in future periods will depend in large part on completing our re-engineering of the Vanish product and being able to market the Vanish again to generate revenue and our ability to manage other areas of working capital.

Investing Activities

During the year ended December 31, 2025, we used $2,860,648 in cash from investing activities, a decrease of $203,851 compared to the cash used in investing activities during the year ended December 31, 2024. We used $31,500,546 to invest in marketable securities and received $32,739,898 in proceeds from the sale of marketable securities, as compared to $68,997,205 to invest in marketable securities and received $66,132,029 in proceeds from the sale of marketable securities during the year ended December 31, 2024. The Company purchased $4,100,000 in digital assets during the year ended December 31, 2025, as compared to $0 during the year ended December 31, 2024.

Financing Activities

During the year ended December 31, 2025, we used cash of $551,875 in financing activities as compared to $10,860,809 of cash used in financing activities for the year ended December 31, 2024, a decrease of $10,308,934. The decrease in cash used was due to cash redemptions of the Series H-7 Preferred Stock of $7,881,528 in 2025, a decrease of $2,317,401 as compared to 2024 and proceeds of $6,314,297 and $1,015,356 from the sale of Series I Preferred Stock and exercise of Series H-7 Preferred warrants, respectively, during the year ended December 31, 2025 as compared to $0 and $0, respectively, during the year ended December 31, 2024.

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

Digital Assets

The Company accounts for its digital assets, which currently are comprised of various cryptocurrencies, as indefinite-lived intangible assets in accordance with ASC Topic 350-60, “Intangibles – Goodwill and Other – Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure it. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC 820 based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the consolidated statements of operations.

The Company purchases various digital assets for long-term investment. It intends to hold its digital assets for long-term gains and treats them as long-term capital assets for tax purposes. Unrealized gains/losses are treated as capital gains/losses for tax purposes. See Note 6. Digital Assets for additional information regarding the Company’s purchases and sales of digital assets.

Fair Market Value

Digital assets are measured at their fair market values using the last close price of the day in the Coordinated Universal Time zone at each reporting period end on the balance sheet. The Company’s digital assets are presented as current assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Marcum LLP Dismissal

Based on information provided by Marcum LLP (“Marcum”), the Company’s former independent registered public accounting firm, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through April 10, 2025. On April 10, 2025, the Company terminated its relationship with Marcum as the Company’s independent registered accounting firm and, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Prior to engaging CBIZ CPAs, the Company did not consult with CBIZ CPAs regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

The reports of Marcum regarding the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report for the fiscal year ended December 31, 2024 included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023, and through April 10, 2025, the date of Marcum’s termination, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to such disagreement in its reports and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weakness in the Company’s internal control over financial reporting due to: (i) the fact that the Company was unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with the Company’s current personnel and available resources; (ii) the failure to document, maintain and test effective control activities over the Company’s control environment, risk assessment, information technology and monitoring components; and (iii) the Company’s insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources, each as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2024.

CBIZ CPAs P.C. Dismissal

Dismissal of Independent Registered Public Accounting Firm

On September 18, 2025, the Audit Committee of the Board of Directors (the “Committee”) of the Company approved the dismissal of CBIZ CPAs P.C. (“CBIZ CPAs”) as the Company’s independent registered public accounting firm, effective as of the same date.

As previously disclosed in a Current Report on Form 8-K filed on April 11, 2025, on April 10, 2025, Marcum LLP was dismissed, and CBIZ CPAs was appointed, as the Company’s independent registered public accounting firm. CBIZ CPAs did not issue any audit report during the period of its engagement.

From April 10, 2025 through September 18, 2025, the date of CBIZ CPAs’ dismissal, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and CBIZ CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CBIZ CPAs, would have caused CBIZ CPAs to make reference to such disagreement in its reports, if such reports had been issued, and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weakness in the Company’s internal control over financial reporting due to: (i) the fact that the Company was unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with the Company’s current personnel and available resources; (ii) the failure to document, maintain and test effective control activities over the Company’s control environment, risk assessment, information technology and monitoring components; and (iii) the Company’s insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources, each as disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2024.

The Company provided CBIZ CPAs with a copy of this Current Report on Form 8-K prior to its filing with the U.S. Securities and Exchange Commission (the “SEC”) and requested that CBIZ CPAs furnish the Company with a letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated September 22, 2025, is filed as Exhibit 16.1 (which is incorporated by reference herein) to this Current Report on Form 8-K.

Appointment of New Independent Registered Public Accounting Firm

On September 19, 2025, the Committee engaged Stephano Slack LLC (“Stephano”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately. During the fiscal years ended December 31, 2024, and December 31, 2023, and the subsequent interim period through September 19, 2025, neither the Company nor anyone on its behalf has consulted with Stephano regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Stephano concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Executive Chairman concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded our internal control over financial reporting was not effective as of December 31, 2025, due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of March 30, 2026.

Name	Age	Position
Joshua Silverman	54	Chairman of the Board, Chief Executive Officer
Joseph Ramelli	57	Chief Financial Officer
Gilbert Villarreal	60	President of AYRO Operating Company, Inc.
Non-Employee Directors
Sebastian Giordano	67	Director
Greg Schiffman	67	Director
Zvi Joseph	58	Director
Wayne R. Walker	65	Director

The following sets forth biographical information and the qualifications and skills for each director nominee:

Joshua Silverman. Mr. Silverman has been our director since May 28, 2020, and currently serves as our Chief Executive Officer and Chairman. Prior to his appointment to such positions Mr. Silverman served as the Company’s interim principal financial officer and principal accounting officer until August 2025. Prior to the Merger, Mr. Silverman had served as a member of the DropCar Board of Directors since the 2018 Merger (as defined below). Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder of, and was previously a principal and managing partner of, Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. From its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies, and was often called upon by such companies to solve inefficiencies relating to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the President of the United States. Mr. Silverman currently serves as a director of Q/C Technologies, Inc. (NASDAQ: QCLS), Pharmacyte, Inc. (NASDAQ: PMCB), Synaptogenix, Inc. (NASDAQ: SNPX) and Petros Pharmaceutical, Inc. (NASDAQ: PTPI), all of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s qualifications to sit on the Board include his experience as an investment banker, management consultant and director of numerous public companies.

Joseph Ramelli. Mr. Ramelli was appointed Chief Financial Officer in August 2024. Mr. Ramelli has nearly 30 years of experience in the Biotechnology, Biopharmaceutical and Financial Services industries. He is a seasoned investor and consultant who specializes in business strategic planning and development, capital raising, talent acquisition, and corporate governance. Mr. Ramelli is currently an investor and strategic advisor with Ramelli Asset Management. Since 2023, Mr. Ramelli has also served as the Vice President of Business Development at Origin Agritech Ltd. Previously, Mr. Ramelli served as Interim Chief Financial Officer from 2020 to 2021 and was a founding member of ValenzaBio, a privately held biopharmaceutical company, where he established and grew all the finance functions of the company. He also served as Chief Executive Officer of Marina Biotech from 2016 to 2018 where he helped close a business development deal to keep the company afloat and negotiated and closed merger to navigate the company out of bankruptcy and forge a successful path forward. Mr. Ramelli also has over 15 years of experience in varied roles at investment firms. Mr. Ramelli graduated from the University of California, Santa Barbara with a B.A. in Business Economics.

Gilbert Villarreal. Mr. Villarreal was appointed to the position of President of the Company’s subsidiary, AYRO Operating Company, Inc., effective as August 21, 2024, and previously served as a former consultant to the Company. Mr. Villarreal has over 32 years of wide manufacturing experience that spreads from Aerospace, Automotive, and Marine industries. As an industrialist with a diverse portfolio, Mr. Villarreal has successfully restructured companies in both the automotive and marine yacht building industries. Mr. Villarreal is the co-founder and chief executive officer of VLF Automotive LLC. Mr. Villarreal is also the founder of GLV Ventures, a leader in the design and production of a variety of vehicles including electric vehicles. The Company is known for its advanced manufacturing in a timely, cost-effective manner. Founded by Mr. Villarreal, GLV Ventures has operated in the space for 25 years. GLV and its affiliate, EVESSA, are Tier 1 consulting and manufacturing companies that have produced electric vehicles and non-electric vehicles for several of the leading OEMs and Fortune 100 companies. Mr. Villarreal is a former United States Marine and holds a B.A. in Business Administration. After serving active duty in the Marine Air Wing as an Aircraft Aviation Specialist on numerous Naval aircraft, Mr. Villarreal continued his career in aerospace with the Boeing Aircraft Company on the 767 and 747 aircraft production lines in Everett, Washington. After 10 years in Aerospace manufacturing, Mr. Villarreal transitioned into the automotive and marine industries with UTA “United Technologies Automotive” with The Becker Group, and as the chief executive officer with Acord Incorporated, a leader in automotive interior trim systems and chief executive officer of Concorde Marine, a luxury yacht manufacturer in Washington State.

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

Greg Schiffman. Mr. Schiffman served as a member of the DropCar Board of Directors since the closing of the 2018 Merger, and has continued to serve as a director of the Company following the Merger. Mr. Schiffman previously served as Chief Financial Officer of Absci Corporation from April 2020 until his retirement in August 2023. He previously served as the Chief Financial Officer of Vineti, Inc. from October 2017 through April 2018. He also previously served as the Chief Financial Officer of each of Iovance Biotherapeutics (formerly Lion Biotechnologies), from October 2016 through June 2017, Stem Cells, Inc., from January 2014 through September 2016, Dendreon Corporation, from December 2006 through December 2013, and Affymetrix Corporation, from August 2001 through November 2006. In November 2014, Dendreon Corporation filed for Chapter 11 bankruptcy protection. He previously served on the board of directors of Nanomix Corporation (OTCQB: NNMX) through April 2025 and currently serves on the board of directors for BioEclipse Therapeutics, Inc. and Eido Bio. Mr. Schiffman holds a B.S. in Accounting from DePaul University and an MM (MBA) from Northwestern University Kellogg Graduate School of Management. Mr. Schiffman’s qualifications to sit on the Board include his financial background, business experience and education.

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

The Board regards all of the individuals above as competent professionals with many years of experience in the business community. The Board believes that the overall experience and knowledge of the members of Board will contribute to the overall success of our business.

There is no arrangement or understanding between any of the directors identified above and any other person pursuant to which he was selected as a director or director nominee. None of the directors or director nominees identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in “Certain Relationships and Related Person Transactions” herein.

StableX, with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Corporate Code of Conduct and Ethics and Whistleblower Policy

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy (the “Code of Conduct”) that applies to all of our associates, as well as each of our directors and certain persons performing services for us. The Code of Conduct addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Conduct, employee misconduct, improper conflicts of interest or other violations. Our Code of Conduct is available on our website at https://stablextechnologies.com/ in the “Committee Charters” section found under the “Corporate Governance” tab. We intend to disclose any amendments to, or waivers from, our Code of Conduct at the same web address provided above.

Board Composition

Our Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and our Amended and Restated Bylaws, as amended (“Bylaws”), provide that our Board will consist of such number of directors as determined from time to time by resolution adopted by our Board. Any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. As of March 30, 2026, the Board consists of Joshua Silverman, Wayne R. Walker, Sebastian Giordano, Zvi Joseph, and Greg Schiffman.

Board Diversity

We have no formal policy regarding Board diversity. The Company values diversity on a Company-wide basis and seeks to achieve a mix of directors that represent a diversity of background and experience, including with respect to age, gender, race, ethnicity, and occupation. Although the Board does not establish specific goals with respect to diversity, the Board’s overall diversity is a significant consideration in the director nomination process.

Director Independence

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director and director nominee concerning his background, employment, and affiliations, including family relationships, we have determined that our current directors Messrs. Giordano, Schiffman, Joseph, and Walker have no material relationship with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Listing Rules.

Board Committees, Meetings and Attendance

During the fiscal year ended December 31, 2025, the Board held 14 meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve, and each annual meeting of stockholders, either in person or by teleconference. During the fiscal year ended December 31, 2025, each director attended, either in person or telephonically, at least 75% of the aggregate Board meetings and meetings of committees on which he served during his tenure as a director or committee member, and none of our directors attended the Company’s 2025 annual meeting of stockholders. The Board has adopted a policy under which each member of the Board is encouraged to attend each annual meeting of our stockholders.

The Board delegates various responsibilities and authority to different Board committees. Committees regularly report on their activities and actions to the full Board. Currently, the Board has established an Audit Committee, a Compensation and Human Resources Committee and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at https://stablextechnologies.com/ in the “Committee Charters” section under the “Corporate Governance” tab.

As of March 30, 2026, the following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee
Sebastian Giordano	Member
Greg Schiffman	Chairman	Member	Chairman
Zvi Joseph	Member	Chairman	Member

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;
●	reviewing the proposed scope and results of the audit;
●	reviewing and pre-approving audit and non-audit fees and services;
●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;
●	reviewing and approving transactions between us and our directors, officers and affiliates;
●	recognizing and preventing prohibited non-audit services;
●	establishing procedures for complaints received by us regarding accounting matters;
●	overseeing internal audit functions, if any, and;
●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

Our audit committee is composed of Greg Schiffman (chairman), Zvi Joseph, and Sebastian Giordano. Our Board has determined that Messrs. Schiffman, Joseph, and Giordano are independent in accordance with Nasdaq Rules and Rule 10A-3 under the Exchange Act. Our Board has also reviewed the education, experience, and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Greg Schiffman qualifies as an “audit committee financial expert,” as defined by the rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq. During the year ended December 31, 2025, the Audit Committee held 4 meetings.

Compensation and Human Resources Committee

Our Compensation and Human Resources Committee is responsible for, among other matters:

●	reviewing and approving the compensation arrangements for management, including the compensation for our chief executive officer;
●	appointing, compensating, and overseeing the work of any compensation consultant, legal counsel, or other advisor retained by the Compensation and Human Resources Committee;
●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
●	administering our incentive compensation plans;
●	preparing the report of the Compensation and Human Resources Committee if such report is required by the SEC to be included in our annual meeting proxy statement or Annual Report on Form 10-K;
●	reviewing and approving any employment agreements and any severance arrangements or plans;
●	reviewing and approving employment benefit plans;
●	reviewing director compensation for Board and committee services;
●	reviewing the Company’s diversity and inclusion initiatives; and
●	reviewing the effectiveness of the Company’s human resources and human capital management policies, practices, strategies, and goals.

Our Compensation and Human Resources Committee is composed of Greg Schiffman and Zvi Joseph (chairman). Our Board has determined that Messrs. Schiffman, and Joseph are independent in accordance with NASDAQ Rules. The Compensation and Human Resources Committee has the authority to delegate to subcommittees of the Compensation and Human Resources Committee any of the responsibilities of the full committee. The Compensation and Human Resources Committee may invite such members of management to its meetings as it deems appropriate. However, no officer may be present during Compensation and Human Resources Committee deliberations or voting at which his or her compensation is discussed or determined. During the fiscal year ended December 31, 2025, the Compensation and Human Resources Committee held 2 meetings. In the fiscal year ended December 31, 2025, the Company did not retain the services of any compensation consultants.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters:

●	evaluating the current composition, organization, and governance of the Board and its committees, and making recommendations for changes thereto;
●	reviewing each director and nominee annually;
●	determining desired Board member skills and attributes and conducting searched for prospective members accordingly;
●	evaluating nominees, and making recommendations to the Board concerning the appointment of directors to Board committees, the selection of Board committee chairs, proposal of the slate of directors for election to the Board, and the termination of membership of individual directors in accordance with the Board’s governance principles;
●	overseeing the process of succession planning for the chief executive officer and, as warranted, other senior officers of the Company;
●	developing, adopting, and overseeing the implementation of a code of business conduct and ethics; and
●	administering the annual Board performance evaluation process.

Our Nominating and Corporate Governance Committee is composed of Greg Schiffman (chairman) and Zvi Joseph. Our Board has determined that Messrs. Schiffman and Joseph are independent in accordance with Nasdaq Rules. During the fiscal year ended December 31, 2025, the Nominating and Corporate Governance Committee did not hold any meetings.

Director Nominations

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Nominating and Corporate Governance Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates during the fiscal year ended December 31, 2025.

Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our Annual Meeting. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 1185 Avenue of the Americas, New York, New York 10036. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

In evaluating director nominees, the Nominating and Corporate Governance Committee considers the following factors:

●	the appropriate size and diversity of our Board;
●	our needs with respect to the particular knowledge skills and experience of nominees, including experience in corporate finance, technology, business, administration and sales, in light of the prevailing business conditions and the knowledge, skills, and experience already possessed by other members of the Board;
●	experience with accounting rules and practices, and whether such a person qualifies as an “audit committee financial expert” pursuant to SEC rules; and
●	balancing continuity of our Board with periodic injection of fresh perspectives provided by new Board members.

Our Board believes that each director should have a basic understanding of our principal operational and financial objectives and plans and strategies, our results of operations and financial condition and our relative standing in relation to our competitors.

In identifying director nominees, the Board will first evaluate the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service will be considered for re-nomination.

If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board will identify another nominee with the desired skills and experience described above. The Board takes into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, the Board will strive to assemble a Board that brings to us a variety of perspectives and skills derived from business and professional experience as it may deem are in our and our stockholders’ best interests. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board and principal executive officer (“PEO”) are filled by the same individual. Mr. Silverman currently serves as our Chief Executive Officer, Chairman of the Board and our PEO. The Board acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks. However, our Board believes the current structure provides an efficient and effective leadership model for the Company and that combining the Chairman of the Board and PEO roles fosters clear accountability, effective decision-making and alignment on corporate strategy. Moreover, the Board believes that its governance practices provide adequate safeguards against any potential risks that might be associated with having a combined Chairman and PEO.

●	four of the five current directors of the Company are independent directors;
●	all of the members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent directors; and
●	the Board and its committees remain in close contact with, and receive reports on, various aspects of the Company’s management and enterprise risk directly from, the Company’s senior management and independent auditors.

Our Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board. The Audit Committee receives reports from management concerning the Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile. The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company’s general risk management strategy. In addition, as part of its oversight of our Company’s executive compensation program, the Compensation and Human Resources Committee considers the impact of such program, and the incentives created by the compensation awards that it administers, on our Company’s risk profile. In addition, the Compensation and Human Resources Committee reviews all of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our Company. The Compensation and Human Resources Committee has determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Secretary, StableX Technologies, Inc., 1185 Avenue of the Americas, New York, New York 10036. Our Secretary will review and forward correspondence to the appropriate person or persons.

All communications received as set forth in the preceding paragraph will be opened by our Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s). In the case of communications to the Board or any group or committee of directors, our Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to whom the communication is addressed. If the amount of correspondence received through the foregoing process becomes excessive, our Board may consider approving a process for review, organization and screening of the correspondence by our Secretary or another appropriate person.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, director nominees or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors, director nominees or executive officers, or in which any director, director nominee, officer, nominee or principal stockholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.

Insider Trading Policy; Prohibition on Hedges and Pledges

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors, consultants and their respective family members from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer. Our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership of such ordinary shares with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, our legal team assists our officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based solely on our review of the copies of such forms we have received, we believe that all required Section 16(a) reports were timely filed during our fiscal year ended December 31, 2025, except for the below.

On May 7, 2025, a Form 4 for Joseph Ramelli was filed late to report the grant of stock options on April 30, 2025.

Director Compensation

The following table sets forth summary information concerning the total compensation earned by the non-employee directors during the fiscal year ended December 31, 2025, for services to the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Greg Schiffman	65,188	142,019	-	207,207
Sebastian Giordano	46,687	142,019	40,000	228,706
Zvi Joseph	58,186	142,019	-	200,205
George Devlin(2)	66,375	-	-	66,375
Wayne R. Walker	46,687	142,019	-	188,706

(1)	Amounts reflect the full grant-date fair value of stock awards granted during the relevant fiscal year computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. We provided information regarding the assumptions used to calculate the value of all stock awards and option awards made to our executive officers in Note 8 to the audited consolidated financial statements for the year ended December 31, 2025.

(2)	George Devlin tendered his resignation as a member of the Board of the Company and as a member of all committees of the Board, effective September 2, 2025. In connection with Mr. Devlin’s resignation, the Board approved a one-time payment to Mr. Devlin of $35,438, an amount equal to the director cash fees that would otherwise be owed to Mr. Devlin for his services as a director for the period beginning September 2025 through May 2026 pursuant to the Board’s compensation policy.

ITEM 11. EXECUTIVE COMPENSATION.

As a smaller reporting company, we are permitted to provide a scaled executive compensation disclosure under Item 402(m)-(r) of Regulation S-K.

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers and making compensation decisions with respect to such executive officers lies with our Compensation and Human Resources Committee. In the fiscal year ended December 31, 2025, the Company did not retain the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In the fiscal year ended December 31, 2024, we designed our executive compensation program to achieve the following objectives:

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

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2025 and 2024 by (i) all individuals who served as our PEO during the fiscal year ended December 31, 2025, (ii) if applicable, our two most highly compensated executive officers, other than individuals who served as our PEO, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2025, with compensation during the fiscal year ended December 31, 2025 of $100,000 or more, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on December 31, 2025 (the individuals falling within categories (i), (ii) and (iii), the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Joshua Silverman (2)	2025	300,000	-	-	1,378,206	-	1,678,206
Chief Executive Officer (Principal Executive Officer)	2024	280,000	-	180,132	-	-	460,132

Gilbert Villareal (3)	2025	240,000	-	-	46,321	1,294,975	1,341,296
President of Ayro Operating Company, Inc.	2024	80,000	-	-	-	394,042	474,042

Joseph Ramelli(4)	2025	120,000	-	-	23,159	-	143,159
Chief Financial Officer	2024	40,000	-	-	-	-	40,000

(1)	The dollar amounts in this column represent the aggregate grant date fair value of stock and option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. These amounts reflect the accounting value of the awards at the date of grant and do not represent amounts actually realized by the named executive officer.

(2)

On March 1, 2024, in connection with Mr. Silverman’s appointment to the position of Interim Principal Financial Officer and Principal Accounting Officer and Mr. Silverman’s service as the Company’s Executive Chairman and Principal Executive Officer, the Board increased Mr. Silverman’s annual cash compensation to $280,000, effective as of December 1, 2023. Since the appointment of Mr. Ramelli to the position of Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective as of August 21, 2024, Mr. Silverman no longer serves the position of Interim Principal Financial Officer or Principal Accounting Officer.

On December 2, 2024, the Company granted Mr. Silverman 15,214 shares of restricted common stock pursuant to the Company’s equity incentive plan in connection with his service as Chairman of the Board. The shares vested immediately upon grant.

On August 14, 2025, in connection with Mr. Silverman’s position as Chief Executive Officer, the Board increased Mr. Silverman’s annual cash compensation to $300,000, effective January 1, 2025.

(3)	Mr. Villarreal was appointed to the position of President of the Company’s subsidiary, AYRO Operating Company, Inc., effective as August 21, 2024.

(4)	Mr. Ramelli was appointed Chief Financial Officer on August 21, 2024.

Narrative Disclosure to Summary Compensation Table

The material terms of the employment agreements with the Named Executive Officers of the Company are summarized below.

Executive Employment Agreement with Joshua Silverman

On August 14, 2025, the Company entered into an Executive Compensation Agreement with Mr. Silverman in connection with his appointment as Chief Executive Officer. The agreement provides for an annual base salary of $300,000, effective January 1, 2025, and eligibility to participate in the Company’s annual performance bonus program. Mr. Silverman is also eligible to receive equity awards under the Company’s long-term incentive plan, including annual equity awards with a target grant date fair value equal to 300% of his base salary, with the terms of such awards to be determined by the Board of Directors or the Compensation Committee. He is not entitled to separate compensation for service as a director.

Mr. Silverman is also eligible to participate in the Company’s employee benefit plans available to senior executives generally, including medical, dental, vision, life insurance and 401(k) benefits, and is entitled to reimbursement of reasonable business expenses. In addition, he is entitled to five weeks of annual vacation and two weeks of paid sick leave, subject to Company policy.

If Mr. Silverman’s employment is terminated by the Company without cause or by him for good reason, he is entitled to accrued compensation, severance equal to two times the sum of his base salary and prorated target bonus for the year of termination, payable over 24 months, and accelerated vesting of outstanding unvested equity awards, subject to his execution and non-revocation of a release of claims. If such termination occurs in connection with a change in control, the severance multiple increases to three times that amount and is payable in a lump sum. The agreement also provides for certain benefits in the event of death or disability, including accelerated vesting of equity awards.

On October 31, 2025, the Company granted Mr. Silverman options to purchase 220,513 shares of common stock at an exercise price of $6.25 per share. The grant date fair value of the options, calculated in accordance with ASC 718, was $1,378,206. Seventy-five percent of the options vested immediately and the remaining 25% vested on December 31, 2025.

Consulting Agreement with Joseph Ramelli

On August 20, 2024, the Company entered into a consulting agreement with Joseph Ramelli in connection with his engagement as Chief Financial Officer. Pursuant to the agreement, Mr. Ramelli provides services to the Company as Chief Financial Officer and reports to the Company’s Board of Directors or such other representatives as the Company may designate.

Under the agreement, Mr. Ramelli receives consulting fees of $10,000 per month, payable semi-monthly in accordance with the Company’s normal payroll practices. Mr. Ramelli may also be eligible to receive equity awards under the Company’s long-term incentive plan, subject to approval by the Board of Directors.

Mr. Ramelli serves as an independent contractor and is not eligible to participate in the Company’s employee benefit plans. The consulting agreement may be terminated by either party at any time, with or without notice, and without further obligation or liability other than payment of fees earned through the termination date.

On April 30, 2025, the Company granted Mr. Ramelli options to purchase 4,688 shares of common stock at an exercise price of $8.08 per share. The grant date fair value of the options, calculated in accordance with ASC 718, was $23,159. The options were fully vested and exercisable on the date of grant.

Appointment of Gilbert Villarreal

On August 21, 2024, Gilbert Villarreal was appointed to the position of President of the Company’s subsidiary, Ayro Operating Company, Inc. (“Operating Subsidiary”), effective as August 21, 2024. In connection with Mr. Villarreal’s appointment, Mr. Villarreal is entitled to compensation of $30,000 per month, which may be increased to $50,000 per month if Mr. Villarreal is requested to work on the reengineering of the Company’s product, the Vanish.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

Named Executive Officer	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not yet vested (#)	Market value of shares or units of stock that have not vested($)
Joshua Silverman Executive Chairman, Chief Executive Officer	220,513	-	6.25	2035	-	$-
Joseph Ramelli Chief Financial Officer	4,688	-	8.08	2035	-	$-
Gilbert Villareal President of Ayro Operating Company, Inc.	9,375	-	8.08	2035	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 30, 2026 by:

●	each person known by us to beneficially own more than 5.0% of our voting securities;
●	each of our directors and nominees;
●	each of our Named Executive Officers; and
●	all of our directors and executive officers as a group.

The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the Record Date subject to any applicable beneficial ownership blockers. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o StableX Technologies, Inc., 1185 Avenue of the Americas, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series H-6 Preferred Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series H-7 Preferred Stock Beneficially Owned (1)	Percentage of Class (1)	Number of Shares of Series I Preferred Stock Beneficially Owned (1)	Percentage of Class (1)
5% Stockholders
Alpha Capital Anstalt (2)	76,469	4.99%	-	-	-	-	1,500	21.43%
Iroquois Capital Management L.L.C.(3)	157,781	9.99%	50	100%	829.4	100%	2,850	40.71%
The Hewlett Fund LP (4)	76,469	4.99%	-	-	-	-	500	7.14%
Mainfield Enterprises, Inc. (5)	76,469	4.99%	-	-	-	-	1,000	14.29%

Named Executive Officers and Directors
Sebastian Giordano (6)	24,492	1.66%	-	-	-	-	-	-
Wayne R. Walker (7)	24,095	1.63%	-	-	-	-	-	-
Zvi Joseph (8)	24,294	1.64%	-	-	-	-	-	-
Joshua Silverman (9)	223,604	13.33%	-	-	-	-	-	-
Greg Schiffman (10)	24,445	1.65%	-	-	-	-	-	-
Gilbert Villarreal	-	-	-	-	-	-	-	-
Joseph Ramelli (11)	4,688	*	-	-	-	-	-	-

All directors and executive officers as a group (7 persons)	325,618	18.32%	-	-	-	-	-	-

(1)	Percentage of Common Stock ownership is based on (i) 1,455,975 shares of Common Stock issued and outstanding as of March 30, 2026, (ii) 50 shares of Series H-6 Preferred Stock, (iii) 829.4 shares of Series H-7 Preferred Stock and (iv) 7,000 shares of Series I Preferred Stock issued and outstanding as of March 30, 2026.

(2)	Based on certain information made available to the Company. Includes (i) warrants to purchase up to 1,791,071 shares of Common Stock exercisable within 60 days of March 30, 2026 (subject to a 4.99% beneficial ownership blocker), and (ii) 187,500 shares of Common Stock issuable upon conversion of 1,500 shares of Series I Preferred Stock (subject to a 4.99% beneficial ownership blocker).

The shares are held by Alpha Capital Anstalt (“Alpha”). Each of Nicola Feuerstein and Konrad Ackermann, as directors of Alpha, have voting and dispositive control with respect to the securities reported herein. As such, Nicola Feuerstein and Konrad Ackermann may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Alpha. The address of Alpha is Altenbach 8, FL-9490 Vaduz, Furstentums, Liechtenstein.

(3)	Based on a Schedule 13G/A jointly filed on August 14, 2025, by Richard Abbe (“Mr. Abbe”), Kimberly Page (“Ms. Page”) and Iroquois Capital Management L.L.C. and on certain information made available to the Company.

Shares beneficially owned by Iroquois Capital Investment Group LLC (“ICIG”) include (i) 22,342 shares of Common Stock, (ii) warrants exercisable within 60 days of the March 30, 2026 to purchase up to 3,142,372 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), (iii) 17 shares of Series H-6 Preferred Stock, convertible into up to 14 shares of Common Stock within 60 days of March 30, 2026 (subject to a 9.99% beneficial ownership blocker), (iv) 514.15 shares of Series H-7 Preferred Stock, convertible within 60 days of March 30, 2026 into up to 83,017 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), and (v) 137,500 shares of Common Stock issuable upon conversion of 1,100 shares of Series I Preferred Stock (subject to a 9.99% beneficial ownership blocker).

Shares beneficially owned by Iroquois Master Fund Ltd. (“IMF”) include (i) 12,030 shares of Common Stock, (ii) warrants exercisable within 60 days of March 30, 2026 to purchase up to 1,869,100 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), (iii) 33 shares of Series H-6 Preferred Stock, convertible into up to 27 shares of Common Stock within 60 days of March 30, 2026 (subject to a 9.99% beneficial ownership blocker), (iv) 966.66 shares of Series H-7 Preferred Stock, convertible within 60 days of March 30, 2026 into up to 156,081 shares of Common Stock (subject to a 9.99% beneficial ownership blocker), and (v) 29,216 shares of Common Stock issuable upon conversion of 1,750 shares of Series I Preferred Stock (subject to a 4.99% beneficial ownership limitation).

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

(4)	Based on certain information made available to the Company. The Hewlett Fund LP (“Hewlett”) is the beneficial owner of (i) warrants to purchase up to 780,555 shares of Common Stock exercisable within 60 days of March 30, 2026 (subject to a 4.99% beneficial ownership blocker), and (ii) 62,500 shares of Common Stock issuable upon conversion of 500 shares of Series I Preferred Stock (subject to a 4.99% beneficial ownership blocker).

The shares are held by Hewlett. Martin Chopp, as General Partner of Hewlett, has voting and dispositive power over the securities held by Hewlett. As such, Mr. Chopp may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Hewlett. Hewlett’s address is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

(5)	Based on certain information made available to the Company. Mainfield Enterprises Inc. (“Mainfield”) is the beneficial owner of (i) warrants to purchase up to 1,368,913 shares of Common Stock exercisable within 60 days of March 30, 2026 (subject to a 4.99% beneficial ownership blocker), and (ii) 125,000 shares of Common Stock issuable upon conversion of 1,000 shares of Series I Preferred Stock (subject to a 4.99% beneficial ownership blocker).

The shares are held by Mainfield. Raz Steinmetz has voting and dispositive power over the securities held by Mainfield. As such, Mr. Steinmetz may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by Mainfield. Mainfield’s address is Ariel House, 74 Charlotte Street, London W1T4QJ, United Kingdom.

(6)	Mr. Giordano’s total includes (i) 888 shares of Common Stock, (ii) 881 shares of Common Stock issuable upon the settlement of vested restricted stock units and (iii) 22,723 shares of Common Stock issuable upon exercise of certain stock options.

(7)	Mr. Walker’s total includes (i) 491 shares of Common Stock, (ii) 881 shares of Common Stock issuable upon the settlement of vested restricted stock units and (iii) 22,723 shares of Common Stock issuable upon exercise of certain stock options.

(8)	Mr. Joseph’s total includes (i) 690 shares of Common Stock, (ii) 881 shares of Common Stock issuable upon the settlement of vested restricted stock units and (iii) 22,723 shares of Common Stock issuable upon exercise of certain stock options.

(9)	Mr. Silverman’s total includes (i) 1,549 shares of Common Stock, (ii) 1,542 shares of Common Stock issuable upon the settlement of vested restricted stock units and (iii) 220,513 shares of Common Stock issuable upon exercise of certain stock options.

(10)	Mr. Schiffman’s total includes (i) 841 shares of Common Stock, (ii) 881 shares of Common Stock issuable upon the settlement of vested restricted stock units, and (iii) 22,723 shares of Common Stock issuable upon exercise of certain stock options.

(11)	Mr. Ramelli’s total includes 4,688 shares of Common Stock issuable upon the settlement of vested restricted stock units.

Securities Authorized for Issuance Under Existing Equity Compensation Plan

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: StableX Technologies Long-Term Incentive Plan (Options)(1)	325,468	$6.33	92
Equity compensation plans not approved by security holders: 2017 LTIP (Options)(2)	-	-	-
Equity compensation plans approved by security holders: 2014 DropCar (Options)(3)	422	3,241	-
Other equity compensation plans not approved by security holders	-	-	-
Total	325,890	$10.52	92

(1)	Represents 325,468 shares of common stock issuable upon exercise of options under the StableX Technologies, Inc. Long-Term Incentive Plan, as amended.
(2)	Represents shares of common stock issuable upon exercise of options under the AYRO, Inc. 2017 Long Term Incentive Plan adopted by AYRO Operating prior to the Merger (as amended, “2017 LTIP,” or “AYRO Operating Equity Plan”).
(3)	Represents shares of common stock issuable upon exercise of options under the DropCar Amended and Restated 2014 Equity Incentive Plan (as amended, “2014 DropCar”).

For a description of these plans, See Note 8 to our 2025 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Beginning August 2024, Gilbert Villarreal, the president of AYRO Operating Company, Inc., through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. During the year ended December 31, 2025, the Company has paid Mr. Villarreal an aggregate of $1,534,975 for such services performed, which is in addition to the compensation paid to Mr. Villarreal as President of AYRO Operating Company, Inc.

August 2025 Private Placement

On August 4, 2025, the Company entered into a Securities Purchase Agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (“Stated Value”), initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share pursuant to the Certificate of Designations of the Series I Preferred Stock (the “Series I Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share (collectively, the “Private Placement”). The closing of the Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Private Placement were $7,000,000. In connection with the Private Placement, the Company received investments of (i) $2,825,000 from affiliates of Mr. Abbe and Iroquois Capital Management L.L.C., (ii) $1,500,000 from Alpha Capital Anstalt, (iii) $1,000,000 from Mainfield Enterprises, and (iv) $500,000 from The Hewlett Fund LP, each of whom is the beneficial owner of 5.0% or more of our voting securities.

Employment Agreements

We have employment agreements with certain of our executive officers as discussed under the heading, Item 11. “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company’s independent registered public accounting firm is Stephano Slack LLC (PCAOB Firm ID No.: 3523) located in Wayne, Pennsylvania. Stephano Slack LLC was engaged during the third quarter of 2025 and served as the Company’s independent registered public accounting firm for the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

Fees Paid to Stephano Slack LLC

The following table sets forth the aggregate fees billed by Stephano Slack LLC for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

Services	2025	2024
Audit fees	$57,737	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$57,737	$-

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2025, the review of the Company’s financial statements for the quarter ended September 30, 2025, and services that are normally provided by the independent registered public accounting firm in connection with the statutory and regulatory filings or engagements.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. All services provided by the independent registered public accounting firms during the fiscal years ended December 31, 2025 and December 31, 2024 were approved by the Audit Committee in accordance with this policy.

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

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025).

3.1.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AYRO, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2025).

3.1.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of StableX Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

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

62

3.2.2

Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).

3.2.3

Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

3.2.4

Certificate of Amendment of Certificate of Designations of Series H-7 Convertible Preferred Stock of AYRO, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2025).

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

3.7

Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025).

3.8

Form of Certificate of Designations of Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2025).

4.1	Form of Warrant issued in connection with the August 2023 Offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

4.2

Rights Agreement, dated as of July 31, 2025, between AYRO, Inc. and Equiniti Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2025).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.4	Form of Consulting Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

4.5	Form of Omnibus Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

4.6**	Description of Capital Stock.

10.1†

StableX Technologies, Inc. 2020 Long-Term Equity Incentive Plan (formerly the AYRO, Inc. Long-Term Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2020)

10.1.1†	First Amendment to the StableX Technologies, Inc. 2020 Long-Term Incentive Plan, dated December 17, 2020 (formerly the AYRO, Inc. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020)

10.1.2†

Second Amendment to the StableX Technologies, Inc. 2020 Long-Term Incentive Plan, dated September 14, 2023 (formerly the AYRO, Inc. Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2023).

10.1.3

Third Amendment to the StableX Technologies, Inc. Long-Term Incentive Plan (formerly the AYRO, Inc. 2020 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2024).

10.1.4

Fourth Amendment to the StableX Technologies, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2025).

10.2†	Form of ISO Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.3†	Form of NQSO Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.4†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2020)

10.5†	AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.6†	Form of NQSO Award Agreement under the AYRO Operating, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020)

10.7	Form of Purchase Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.8	Form of Registration Rights Agreement, dated August 7, 2023, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)

10.9	Form of Omnibus Waiver and Amendment Agreement, dated March 30, 2025, by and between AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

10.10	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.12

Consulting Services Agreement, dated as of August 4, 2025, by and between the Company, James Altucher and Z-List Media, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.13

Form of Omnibus Waiver, Consent, Notice and Amendment, by and among AYRO, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2025).

10.14†

Employment Agreement, by and between Ayro, Inc. and Joshua Silverman, dated as of August 14, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2025).

16.1	Letter from CBIZ CPAs P.C. to the Securities and Exchange Commission dated September 22, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2025).

16.2	Letter from Marcum LLP dated April 10, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).

19.1	AYRO, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2024).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020)

23.1**	Consent of Stephano Slack LLC.

23.2**	Consent of Marcum LLP

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	AYRO, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024)

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

**	Filed herewith.

***	Furnished herewith.

+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
†	Management or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StableX Technologies, INC.

Dated: March 30, 2026	By:	/s/ Joshua Silverman
Joshua Silverman
Executive Chairman
(Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joshua Silverman	Executive Chairman	March 30, 2026
Joshua Silverman	(Principal Executive Officer)

/s/ Sebastian Giordano	Director	March 30, 2026
Sebastian Giordano

/s/ Zvi Joseph	Director	March 30, 2026
Zvi Joseph

/s/ Greg Schiffman	Director	March 30, 2026
Greg Schiffman

/s/ Wayne R. Walker	Director	March 30, 2026
Wayne R. Walker

STABLEX TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

StableX Technologies, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of StableX, Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2025 and the related consolidated statements of operations, changes in mezzanine and stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a net loss and negative cash flows from operations for the year ended December 31, 2025, which raises substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Series H-7 Preferred Stock and Embedded Derivative

As discussed in Note 7 to the consolidated financial statements, on August 7, 2023, the Company sold 22,000 shares of Series H-7 Convertible Preferred Stock (“SeriesH-7 Preferred Stock”), with various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that the embedded features were not clearly and closely related to the debt host instrument and thus were deemed to be bifurcated embedded derivatives (“Embedded Derivative”). The Embedded Derivative liabilities are measured at fair value at inception and then are required to be re-measured and reported at fair value at each reporting period. Management’s estimate of the Embedded Derivative liabilities as of December 31, 2025 was $ - .

Management estimates the fair value of the Series H-7 Preferred Stock and Embedded Derivative liabilities using a Monte Carlo simulation model that incorporates significant assumptions, including the fair value of the Company’s common stock, equity volatility, probability of default, discount rates, and contractual terms such as conversion features and settlement provisions. The valuation also utilizes a “with-and-without” method to isolate the value of the embedded derivative. Given the complexity of the valuation model and the significant judgment required in selecting and evaluating key assumptions, we determined that the valuation of the Series H-7 Preferred Stock and Embedded Derivative is a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	With the involvement of our fair value specialists, we evaluated the appropriateness of the Monte Carlo simulation model and the application of the “with-and-without” methodology.
●	We evaluated the reasonableness of significant assumptions, including equity volatility, probability of default, discount rates, and other key inputs.
●	We tested the completeness and accuracy of the underlying data used in the valuation, including contractual terms of the instrument.
●	We developed an independent estimate of fair value for comparison to management’s estimate and evaluated any significant differences.
●	For remeasurement periods, we evaluated management’s historical accuracy in estimating fair value.

Valuation of Series I Preferred Stock and Embedded Derivative

As discussed in Note 7 to the consolidated financial statements, on August 4, 2025, the Company sold 7,000 shares of Series I Convertible Preferred Stock (“Series I Preferred Stock”), which includes various embedded features. The Preferred Stock was determined to be more akin to a debt-like host than an equity-like host. The Company concluded that certain embedded features were not clearly and closely related to the debt host instrument and therefore were required to be bifurcated as embedded derivatives (the “Embedded Derivative”). The Embedded Derivative is measured at fair value at inception and remeasured at fair value at each reporting period. Management estimated the fair value of the Embedded Derivative liability to be $24,000 at inception and $19,000 at December 31, 2025.

Management estimates the fair value of the Series I Preferred Stock and Embedded Derivative using a probability-weighted expected return methodology that considers multiple potential settlement scenarios, including a maturity scenario and a liquidation event scenario. The valuation incorporates significant assumptions, including probability of liquidation, expected future cash flows, discount rates reflective of the instrument’s credit risk, equity volatility, and the value of the holder’s optional conversion feature, which is estimated using an option pricing model. Given the judgment involved in selecting the valuation methodology, developing probability-weighted scenarios, and determining key assumptions, we determined that the valuation of the Series I Preferred Stock and Embedded Derivative is a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	With the involvement of our fair value specialists, we evaluated the appropriateness of the valuation methodology, including the use of a probability-weighted expected return approach and option pricing techniques.
●	We evaluated the reasonableness of significant assumptions, including probability of liquidation, discount rates, expected cash flows, and volatility.
●	We tested the completeness and accuracy of the underlying data used in the valuation, including contractual terms of the Series I Preferred Stock.
●	We developed an independent estimate of fair value for comparison to management’s estimate and evaluated any significant differences.
●	We evaluated the mathematical accuracy of the model and its consistency with with the Company’s accounting policies and fair value measurement framework.

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

StableX Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of StableX Technologies, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in mezzanine equity and stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as ofDecember 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

New York, NY
March 31, 2025 (except for the Reverse Stock Split effective as of June 26, 2025 described in Note 1 , as to which the date is March 30, 2026)

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,981,798	$16,035,475
Restricted cash	110,264	164,682
Marketable securities	3,168,362	4,089,832
Prepaid expenses and other current assets	951,175	972,245
Total current assets	9,211,599	21,262,234

Operating lease – right-of-use asset	227,171	429,819
Digital assets	1,948,999	—
Deposits and other assets	20,883	46,665
Total assets	$11,408,652	$21,738,718

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916,685	$1,863,045
Accrued expenses and other current liabilities	476,592	793,819
Accrued preferred stock redemption payable (H-7)	—	1,285,680
Current portion lease obligation – operating lease	250,517	219,085
Total current liabilities	1,643,794	4,161,629

Derivative liability	19,000	2,661,000
Warrant liability	—	2,362,900
Lease obligation - operating lease, net of current portion	33,225	283,742
Total liabilities	1,696,019	9,469,271

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 1,180 and 10,167 shares, at December 31, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of December 31, 2025.	1,551,232	7,587,518
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 7,000 shares; issued and outstanding – 7,000 and 0 shares, at December 31, 2025 and December 31, 2024, respectively). Liquidation preference of $0 as of December 31, 2025.	4,451,040	—

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of December 31, 2025 and December 31, 2024, respectively) Liquidation preference of $0 as of December 31, 2025.	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of December 31, 2025 and December 31, 2024, respectively) Liquidation preference of $20 as of December 31, 2025.	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of December 31, 2025 and December 31, 2024, respectively) Liquidation preference of $96 as of December 31, 2025.	—	—
Common Stock, ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of December 31, 2025, and December 31, 2024, respectively; issued and outstanding – 1,455,975 and 533,842 shares as of December 31, 2025, and December 31, 2024, respectively)	146	53
Additional paid-in capital	141,884,878	121,767,394
Accumulated deficit	(138,174,663)	(117,085,518)
Total stockholders’ equity	3,710,361	4,681,929
Total liabilities, mezzanine equity and stockholders’ equity	$11,408,652	$21,738,718

The accompanying notes are an integral part of these consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenue	$—	$63,777
Cost of goods sold	956,160	6,650,979
Gross loss	(956,160)	(6,587,202)

Operating expenses:
Research and development	1,394,905	1,493,202
Sales and marketing	—	990,471
General and administrative	8,104,834	8,646,301
Loss on impairment of long-lived assets	—	1,659,835
Total operating expenses	9,499,739	12,789,809

Loss from operations	(10,455,899)	(19,377,011)

Other income (expense):
Interest income	126,620	484,325
Change in fair value - warrant liability	(11,627,100)	10,956,900
Change in fair value - derivative liability	2,854,000	6,739,000
Unrealized loss on digital assets	(2,151,001)	—
Unrealized gain (loss) on marketable securities	(91,936)	(98,315)
Realized gain on marketable securities	409,818	1,322,971
Legal settlement	—	(1,096,222)
Vendor settlement	—	(647,833)
Consent and waiver fee - Series H-7	(350,000)	—
Other income (expense), net	196,353	(39,294)
Total other income (expense), net	(10,633,246)	17,621,532

Net income (loss) prior to provision for income taxes	$(21,089,145)	$(1,755,479)

Provision for income taxes	—	—

Net income (loss)	$(21,089,145)	$(1,755,479)

Dividends earned on Series H-7 convertible preferred stock	(1,997,443)	(2,425,599)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	(5,131,858)	(8,255,150)

Net loss attributable to common stockholders	$(28,218,446)	$(12,436,228)

Net loss per share basic	$(32.24)	$(32.25)
Net loss per share diluted	$(32.24)	$(32.25)

Basic weighted average Common Stock outstanding	875,190	385,652
Diluted weighted average Common Stock outstanding	875,190	385,652

The accompanying notes are an integral part of these consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2025
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,235,417	—	1,235,417
Preferred stock redemptions and conversions including cash premium	—	—	(13,364)	(15,739,302)	—	—	—	—	—	—	743,809	75	4,794,753	—	4,794,828
Issuance of convertible preferred stock, net of discounts and transaction costs	7,000	2,427,112	4,377	5,269,500	—	—	—	—	—	—	—	—	(87,016)	—	(87,016)
Common stock issued for exercise of Series H-7 Preferred Warrants	—	—	—	—	—	—	—	—	—	—	178,200	18	1,015,338	—	1,015,356
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(635,602)	—	(635,602)
Preferred stock dividends	—	140,972	—	1,184,615	—	—	—	—	—	—	—	—	(1,361,841)	—	(1,361,841)
Accretion of discounts to redemption value of convertible preferred stock	—	1,882,956	—	3,248,901	—	—	—	—	—	—	—	—	(5,131,858)	—	(5,131,858)
Reclassification of warrants liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	18,608,000	—	18,608,000
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	1,680,293	—	1,680,293
Issuance of round up shares	—	—	—	—	—	—	—	—	—	—	124	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,089,145)	(21,089,145)
Balance, December 31, 2025	7,000	$4,451,040	1,180	$1,551,232	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,884,878	$(138,174,663)	$3,710,361

	Year Ended December 31, 2024
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2024	—	$—	22,000	$11,193,939	8	$—	1,234	$—	50	$—	307,119	$31	$129,467,735	$(115,330,039)	$14,137,727
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	8,160	—	8,160
Vested restricted stock	—	—	—	—	—	—	—	—	—	—	57,160	6	705,583	—	705,589
Repurchase of cash-settled restricted stock	—	—	—	—	—	—	—	—	—	—	(23,459)	(3)	(285,247)	—	(285,250)
Share buy-back	—	—	—	—	—	—	—	—	—	—	(26,155)	(3)	(376,627)	—	(376,630)
Shares issued for services	—	—	—	—	—	—	—	—	—	—	4,688	—	126,000	—	126,000
Preferred stock redemptions and conversion including cash premium	—	—	(11,833)	(13,740,284)	—	—	—	—	—	—	214,489	22	2,802,539	—	2,802,561
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(546,886)	—	(546,886)
Preferred stock dividends	—	—	—	1,878,713	—	—	—	—	—	—	—	—	(1,878,713)	—	(1,878,713)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	8,255,150	—	—	—	—	—	—	—	—	(8,255,150)	—	(8,255,150)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,755,479)	(1,755,479)
Balance, December 31, 2024	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929

The accompanying notes are an integral part of these consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,089,145)	$(1,755,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,282	1,709,985
Loss on disposal of fixed asset	—	359,965
Loss on impairment of long-lived assets	—	1,659,835
Stock-based compensation	1,896,596	713,749
Shares issued for services	—	126,000
Series H-7 preferred stock waiver	350,000	—
Series I financing costs	754,815	—
Change in fair value - derivative liability	(2,854,000)	(6,739,000)
Change in fair value - warrant liability	11,627,100	(10,956,900)
Amortization of right-of-use asset	202,648	197,457
Bad debt expense	—	189,092
Unrealized loss on digital assets	2,151,001	—
Unrealized gain on marketable securities	91,936	98,315
Realized gain on marketable securities	(409,818)	(1,322,971)
Impairment of inventory	—	4,909,190
Impairment of prepaid inventory	—	731,129
Vendor settlements	—	547,847
Change in operating assets and liabilities:
Accounts receivable	—	29,908
Inventory	—	(1,794,806)
Prepaid expenses and other current assets	1,040,184	(76,484)
Deposits and other assets	500	22,491
Accounts payable	(946,359)	(618,362)
Accrued expenses and other current liabilities	(317,227)	(1,149,677)
Lease obligations - operating leases	(219,085)	(196,686)
Net cash used in operating activities	(7,695,572)	(13,315,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(199,323)
Proceeds from sale of marketable securities, net	32,739,898	66,132,029
Purchase of digital assets	(4,100,000)	—
Purchase of marketable securities	(31,500,546)	(68,997,205)
Net cash used in investing activities	(2,860,648)	(3,064,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock (I), net of transaction costs	6,314,297
Proceeds from exercise of Series H-7 Preferred warrants	1,015,356
Payment of preferred stock redemption (Series H-7)	(7,881,528)	(10,198,929)
Payment of shares buyback	—	(376,630)
Repurchase of cash-settled restricted stock	—	(285,250)
Net cash used in financing activities	(551,875)	(10,860,809)

Net change in cash, cash equivalents and restricted cash	(11,108,095)	(27,240,710)
Cash, cash equivalents and restricted cash, beginning of period	16,200,157	43,440,867
Cash, cash equivalents and restricted cash, end of period	$5,092,062	$16,200,157

Supplemental disclosure of cash and non-cash transactions:
Fixed asset additions included in accounts payable and accrued expenses	$—	$57,791
Accrual of Series H-7 convertible preferred stock dividends	$1,759,618	$1,878,713
Deemed dividend Series H-7 warrants	$662,551	$564,886
Accretion of discounts to redemption value of H-7 convertible preferred stock	$8,706,401	$8,255,150
Accretion of discounts to redemption value of I convertible preferred stock	$1,882,957	$—
Accrued Series H-7 preferred stock redemption payable	$11,071,253	$1,285,680
Accrual of Series I Convertible Preferred Stock Dividends	$140,972	$—
Non-cash redemption of Series H-7 preferred stock	$4,794,828	$2,802,561
Reclassification of warrant liability to equity (H-7)	$13,891,000	$—
Reclassification of warrant liability to equity (I)	$4,080,034	$—
Accrued waiver fee related to Series H-7 preferred stock	$350,000	$—
Prepaid insurance financed through accrued expenses	$110,208	$286,955

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$4,981,798	$16,035,475
Restricted cash	110,264	164,682
Total cash, cash equivalents and restricted cash	$5,092,062	$16,200,157

The accompanying notes are an integral part of these consolidated financial statements.

STABLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

StableX Technologies, Inc. (“StableX” or the “Company”) is a Delaware corporation headquartered in New York, New York. The Company operates through its wholly-owned subsidiary, AYRO Operating Company, Inc. (“AYRO Operating”).

On August 21, 2025, the Company amended its Amended and Restated Certificate of Incorporation to change its name from “AYRO, Inc.” to “StableX Technologies, Inc.” effective August 22, 2025. The Company’s common stock ticker symbol changed from “AYRO” to “SBLX” and began trading under the new symbol on The Nasdaq Capital Market on August 25, 2025.

Nature of Operations

During 2025, the Company initiated a strategic transition toward a business model focused on digital asset initiatives related to the stablecoin ecosystem. As part of this strategy, the Company intends to acquire and hold certain digital assets associated with protocols, networks and platforms that support stablecoin infrastructure and related technologies. These assets are intended to be held primarily for treasury purposes and to potentially benefit from growth in the stablecoin sector.

In connection with this strategic shift, the Company has begun acquiring certain digital asset tokens associated with its investment strategy. These assets are intended to be held on a passive basis, and the Company currently does not intend to stake such assets. The Company’s ability to expand its digital asset holdings will depend on available capital, market conditions and regulatory considerations.

The Company has paused active development and commercialization activities related to its electric vehicle business while it evaluates strategic alternatives for that business line. The electric vehicle operations have not been discontinued, and the Company continues to evaluate potential opportunities related to those assets.

The Company’s digital asset strategy is in the early stages of implementation. The extent to which the Company expands its digital asset holdings and related activities will depend on factors including available capital, market conditions, regulatory developments and the performance of the underlying digital asset ecosystem.

Reverse Stock Split

On June 25, 2025, the Company effected a 1-for-16 reverse stock split of its common stock, which began trading on a split-adjusted basis on June 26, 2025. Every 16 shares of issued and outstanding common stock were reclassified as one share of common stock. The reverse stock split had no impact on the par value of the Company’s common stock ($0.0001 per share) or the authorized number of shares of common stock. Fractional shares resulting from the reverse stock split were rounded up to the next whole number of shares, resulting in the issuance of 124 additional shares in June 2025. All share and per share information in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

NOTE 2. SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. The Company is subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, competition from larger companies, other technology companies, and other technologies. The Company has a limited operating history and the sales and income potential of its business and market are unproven.

As of December 31, 2025, the Company had cash and cash equivalents balance totaling $4,981,798, restricted cash of $110,264, and marketable securities of $3,168,362. The Company incurred net loss of $21,089,145 and had negative cash flow used in operations of $7,695,572 for the year ended December 31, 2025. In addition, overall working capital decreased by $9,532,800 during the year ended December 31, 2025. Management believes that the existing cash as of December 31, 2025, will not be sufficient to fund operations for at least the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements. In order to have sufficient cash to fund the Company’s operations in the future, the Company will need to raise additional equity or debt capital and cannot provide any assurance that the Company will be successful in doing so. If the Company is unable to raise sufficient capital to fund the Company’s operations, the Company may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of its assets or merge with another entity. As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions on Form 10-K and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the consolidated financial statements in accordance with GAAP.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates. The Company evaluates estimates and assumptions on an ongoing basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2025, the Company had cash in excess of FDIC limits of $4,381,515.

Restricted Cash

As of December 31, 2025, the Company held a restricted cash balance of $110,264 related to certain restrictive provisions within the certificate of designation for the Series H-7 Preferred Shares. As of December 31, 2024, the Company held a restricted cash balance of $164,682. The Company made a deposit to the bank for their credit cards in the amount of $53,862 and is classified as restricted cash as of December 31, 2024. The remaining $110,980 is held in accordance with the certificate of designation for the Series H-7 Preferred Shares.

Marketable Securities

Marketable securities include investments in fixed income bonds and U.S. Treasury securities with original maturities greater than three months that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value with unrealized gains and losses recognized in earnings within other income (expense), net in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 320, “Investments-Debt and Equity Securities.”

Interest income is recognized when earned and is included in interest income in the accompanying statements of operations. Realized gains and losses from the sale of marketable securities are determined using the specific identification method and are recorded in other income (expense), net.

The classification of marketable securities within the fair value hierarchy is disclosed in Note 10. Fair Value Measurements.

The Company held $3,168,362 and $4,089,832 in marketable securities as of December 31, 2025 and 2024, respectively.

Derivative Financial Instruments

The Company evaluates embedded features in financial instruments, including convertible debt instruments and other hybrid contracts, in accordance with ASC 815, “Derivatives and Hedging Activities.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met.

The Company applies significant judgment to identify and evaluate the terms and conditions of all of its financial instruments to determine whether such instruments are derivatives or contain derivatives that require bifurcation. Embedded derivatives are separately measured at fair value if the requirements for bifurcation are met.

Derivative financial instruments, including bifurcated embedded derivatives, are recorded as assets or liabilities on the balance sheet at fair value, with changes in fair value recognized in the statements of operations within other income (expense), net.

The fair value and classification of derivative instruments are disclosed in Note 10. Fair Value Measurements.

Fair Value Measurements

The Company measures fair value in accordance with ASC 820, “Fair Value Measurement,” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable by or corroborated by observable market data.

Level 3: Significant unobservable inputs that are not corroborated by market data.

The categorization of a financial instrument within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Additional information regarding the Company’s fair value measurements, including the fair value measurements, including the fair value hierarchy and quantitative disclosures, is included in Note 10. Fair Value Measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses, and customer deposits approximate their fair value due to their short-term nature.

The carrying amounts of the Company’s debt approximates fair value as the stated interest rates are consistent with current market rates for similar instruments.

The Company measures certain non-financial assets, including long-lived assets, at fair value on a non-recurring basis when events or changes in circumstances indicate that impairment may exist.

Warrants and Preferred Shares

The accounting treatment of warrants and preferred share series issued is determined pursuant to the guidance provided by ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”, as applicable. Each feature of a freestanding financial instrument including, without limitation, any rights relating to subsequent dilutive issuances, dividend issuances, equity sales, rights offerings, forced conversions, optional redemptions, automatic monthly conversions, dividends, and exercise is assessed with determinations made regarding the proper classification in the Company’s audited consolidated financial statements.

Redeemable Preferred Stock

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. Contracts containing a lease are further evaluated for classification as a ROU operating lease or a finance lease.

At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, the Company accounts for leases as one single lease component if a lease has both lease and non-lease components. Variable lease and non-lease components are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.

Segment Reporting

The Company currently operates as one operating segment, which is also its single reportable segment. The Company’s chief operating decision maker (“CODM”), the Executive Chairman and Principal Executive Officer, reviews consolidated net income (loss) and total assets to assess performance and allocate resources. Accordingly, the Company’s measure of segment profit or loss is consolidated net income (loss) and segment assets are consolidated net assets. During the third quarter of 2025, the Company adopted a digital asset treasury management strategy; these activities are managed centrally and are included in the single operating segment, as discrete operating results are not regularly reviewed separately by the CODM.

Digital Assets

The Company accounts for its digital assets, which currently are comprised of various cryptocurrencies in accordance with ASC Topic 350-60, “Intangibles – Goodwill and Other – Crypto Assets.” The Company has ownership of and control over its digital assets and may use third-party custodial services to secure them. The Company’s digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines the fair value of its digital assets on a recurring basis in accordance with ASC 820 based on quoted prices on the active exchange that the Company has determined is its principal market for such digital assets (Level 1 inputs). The Company determines the cost basis of digital assets using the specific identification of each unit received. Realized and unrealized gains and losses from changes in the fair value of digital assets are recognized in the consolidated statements of operations. The cost basis of the digital assets sold or otherwise disposed of is determined using the first-in, first-out (“FIFO”) method, whereby the cost of the earliest acquired digital asset is used to calculate realized gains and losses upon disposal.

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

Shipping revenue

Amounts billed to customers related to shipping and handling are classified as shipping revenue. The Company has elected to recognize the cost for freight and shipping when control over vehicles has been transferred to the customer as an operating expense. The Company has reported shipping expenses of $0 and expense of $21,699 for the years ended December 31, 2025 and 2024, respectively, included in General and Administrative Expenses.

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

Research and development costs

In accordance with ASC Topic 730, “Research and Development,” the Company expenses research and development costs as incurred. Such costs include labor, stock-based compensation, training, software subscriptions, and consulting. These amounts are charged to the consolidated statement of operations as incurred. Total research and development expenses included were $1,394,905 and $1,493,202 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Share-Based Payments.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant. The Company has elected to recognize forfeitures as they occur.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, such as property and equipment, capitalized software, and right-of-use (“ROU”) assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, the Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. During the years ended December 31, 2025, there were no impairments of long-lived assets. During the year ended December 31, 2024, the Company recognized an impairment charge of $1,615,660 related to idle fixed assets that were intended to be used in the production of the Vanish.

Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period.

As of December 31, 2025 and 2024, securities that could potentially dilute basic earnings per share in the future that were excluded from the computation of diluted loss per share amounted to approximately 5,779,813 shares and 1,092,717 shares, consisting of stock options, warrants to purchase common stock, and convertible preferred stock. See Note 7. Stockholders’ Equity and Note 8. Stock-Based Compensation for the terms and conditions of the Company’s outstanding convertible preferred stock, warrants and stock options, respectively

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At December 31, 2025 and 2024, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations when a determination is made that such expense is likely.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 12, Segment Reporting in the Notes to Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets,” which requires certain crypto assets to be measured at fair value in the statement of operations, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. The Company did not have any crypto assets as of the adoption date of the new standard. As such, the adoption did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024. These amendments are to be applied prospectively, with retrospective application permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its financial statements.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
Prepayments for inventory	$—	$401,675
Prepayments for insurance	45,920	172,221
Prepayments for software	61,672	93,316
Prepayments for consulting services	661,179	—
Prepaid other	182,404	305,033
Total prepaid expenses and other current assets	$951,175	$972,245

NOTE 5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued professional and consulting fees	$155,223	$40,009
Accrued severance	233,333	277,126
Accrued cash-settled restricted stock tax withholding	14,000	285,250
Accrued expenses other	47,766	122,565
Accrued current liabilities	26,270	68,869
Total accrued expenses and other current liabilities	$476,592	$793,819

NOTE 6. DIGITAL ASSETS

The Company holds various cryptocurrencies as part of its digital asset treasury strategy. The cost basis of these digital assets sold or otherwise disposed of is determined using the first-in, first-out (FIFO) method, whereby the cost of the earliest acquired digital asset is used to calculate realized gains and losses upon disposal.

Digital assets consisted of the following at December 31, 2025:

	December 31, 2025
Digital assets held:	Units	Cost Basis	Fair Value
$Fluid	195,969	$1,150,000	$510,695
$Injective	130,201	1,450,000	544,111
$ChainLink	58,916	1,250,000	717,602
$AAVE	1,207	250,000	176,591
Total	386,293	$4,100,000	$1,948,999

The following table presents a reconciliation of the Company’s Digital Asset activity for the year ended December 31, 2025:

As of December 31, 2025
Beginning balance at January 1, 2025	$—
Purchase of $Fluid, at cost	1,150,000
Purchase of $Injective, at cost	1,450,000
Purchase of $ChainLink, at cost	1,250,000
Purchase of $AAVE, at cost	250,000
Unrealized losses from changes in fair value	(2,151,001)
Ending balance at December 31, 2025	$1,948,999

Unrealized gains and losses from changes in fair value are recorded in Other Income (Expenses) in the consolidated statement of operations.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

Increase of Authorized Shares of Common Stock

On May 23, 2025, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, from 200,000,000 to 1,200,000,000.

Issuances

On October 29, 2024, the Company entered into a Stock Repurchase Agreement with a certain beneficial owner (the “Seller”) to repurchase a total of 26,155 shares of common stock from the Seller, at a purchase price of $14.40 per share, for an aggregate cash purchase price of $376,630. Pursuant to ASC 505-30-30-3, Acquisition of Treasury Stock, the repurchased shares are recorded at cost, with no gain or loss recognized upon the acquisition of treasury stock, regardless of any premium paid over the prevailing market price. As a result of the repurchase, the shares were immediately cancelled, thereby reducing total stockholder’ equity at their recorded cost.

On December 2, 2024, the Company modified certain restricted stock units granted under its Ayro 2020 Long Term Incentive Plan. As part of this modification, the Company granted 58,645 restricted stock units effective as of the modification date, to members of the Board of Directors, and concurrently cancelled 2,971 previously vested restricted stock units, of which 1,486 were issued and outstanding as of December 31, 2023, resulting in a net issuance of 57,160 shares of common stock. The incremental compensation expense from the restricted awards modification was $657,275. The modification was accounted for in accordance with ASC 718-20-35-8, Compensation — Stock Compensation: Modifications of Awards, which provides guidance on accounting for modifications that result in an incremental change in the fair value of the awards.

Upon the vesting of restricted stock awards, the Company allows recipients to satisfy their tax withholding obligations by electing to have the Company withhold a portion of the vested shares, rather than receiving the full amount of shares. During the year ended December 31, 2024, the Company withheld 23,459 shares of common stock with a total fair value of $285,250 for recipients’ tax withholding obligations, based on closing market price of the Company’s stock on the vesting date. The shares withheld for tax withholding obligations were immediately cancelled. At the end of December 31, 2024, the tax withholding liability of $285,250 was included in accrued expenses. During the year ended December 31, 2025, no common shares were withheld from vested restricted stock awards by the Company for tax withholding obligations.

During the year ended December 31, 2024, the Company issued 4,688 shares of common stock related to vendor services obligations of $126,000.

For the years ended December 31, 2025 and 2024, the Company issued 743,809 and 214,489 shares of common stock upon the redemption and/or conversion of the Series H-7 Preferred Stock, respectively.

During the year ended December 31, 2025, the Company issued 178,200 shares of common stock for the exercise of Series H-7 Preferred Warrants for cash proceeds of $1,103,648.

On June 25, 2025, in relation to the reverse stock split (see Note 1. Organization and Nature of Operations), the Company issued 124 shares of common stock to stockholders who would otherwise have been entitled to a fractional share as a result of the split, with such fractional shares rounded up to the nearest whole share.

Series H Convertible Preferred Stock

Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s common stock, equal to the stated value divided by the conversion price of $23,654.10 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion. In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment.

Series H-3 Convertible Preferred Stock

Pursuant to the Series H-3 Certificate of Designation (as defined below), the holders of the Company’s Series H-3 Convertible Preferred Stock (the “Series H-3 Preferred Stock”) are entitled to elect up to two members of a seven-member Board, subject to certain step downs; pursuant to the Series H-3 securities purchase agreement, the Company agreed to effectuate the appointment of the designees specified by the Series H-3 investors as directors of the Company. Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138.00 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $21,196.60 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment.

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $460.80 per share, which was then further reduced to $320.00 under the anti-dilution adjustment provision, subject to a 9.99% blocker provision and then decreased to $92.16 upon the Company’s one-for-eight reverse stock split effective on September 15, 2023 (“Reverse Stock Split”). The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $92.16. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of the Company common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

The holders of Series H-6 Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price of the Series H-6 Preferred Stock. If any such dilutive issuance occurs prior to the conversion of the Series H-6 Preferred Stock, the conversion price will be adjusted downward to a price that cannot be less than $92.16.

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Series H-7 Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Series H-7 Investors”) in a private placement (the “Series H-7 Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Shares”), and (ii) warrants (the “Series H-7 Investor Warrants”) initially exercisable for up to an aggregate of 171,875 shares of common stock at a conversion price of $128.00 per share. The Company raised gross proceeds of $22,000,000 from the sale, which closed on August 10, 2023.

In connection with the Private Placement, pursuant to an Engagement Letter (the “Palladium Engagement Letter”), dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Preferred Shares are initially convertible into, with an initial exercise price of $128.00 per share (subsequently reduced to $32.00 per share pursuant to a Stock Combination Event Adjustment following the one-for-eight Reverse Stock Split (the “2023 Reverse Stock Split”) effected on September 15, 2023) and a five-year term.

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

On December 2, 2024, the Company entered into a Waiver and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Amendment, the Company and the Required Holders agreed (i) to amend (a) the Certificate of Designations, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”), and (b) the Purchase Agreement, such that, in each case, the Director Equity Grants are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement), and (ii) that the Required Holders waive the applicability of certain other provisions of the Transaction Documents with respect to such Director Equity Grants. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of December 2, 2024.

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

On August 4, 2025, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “Series H-7 Agreement”) with the Required Holders (as defined in the Series H-7 Certificate of Designations). Pursuant to the Series H-7 Agreement, the Required Holders agreed to (i) amend the Series H-7 Purchase Agreement to amend the definition of “Excluded Securities” as set forth in the Series H-7 Amendment, (ii) waive certain rights under the Series H-7 Purchase Agreement, Series H-7 Warrants and Series H-7 Certificate of Designations in respect of the issuance of the Company’s Series I Convertible Preferred Stock (“Series I Preferred Stock”), and (iii) consent to the issuance of the Series I Preferred Stock, as required pursuant to certain terms of the Series H-7 Certificate of Designations, the Series H-7 Purchase Agreement and the Series H-7 Warrants, as applicable. In consideration of the foregoing, the Company agreed to pay to the Required Holders an aggregate of $350,000 by September 30, 2025, which may be paid in the form of cash, or, at the Holders’ sole election, added to the outstanding aggregate stated value of the Series H-7 Preferred Stock. Accordingly, the Company recorded the $350,000 in consent and waiver fee – Series H-7 on the consolidated statements of operations for the year ended December 31, 2025, and recorded the $350,000 in accrued preferred stock redemption payable (H-7), which was later settled through the issuance of 4,377 shares of Series H-7 Preferred Stock, as noted below.

The Company and the Required Holders further agreed pursuant to the Series H-7 Agreement to amend the Series H-7 Certificate of Designations by filing a Certificate of Amendment to the Series H-7 Certificate of Designations (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) extend the maturity date to February 4, 2027, (ii) revise the applicable payment dates and corresponding payable amounts of Dividends and Instalment Amounts (each as defined in the Series H-7 Certificate of Designations), (iii) modify the definition of “Excluded Securities” and (iv) modify the schedule of Instalment Dates (as defined in the Series H-7 Certificate of Designations). The Certificate of Amendment to the Series H-7 Certificate of Designations was filed with the Secretary of State for the State of Delaware on August 6, 2025.

Pursuant to the Series H-7 Agreement, the accrued preferred stock redemption payable related to the Series H-7 Preferred Stock, at the time of the Series H-7 Agreement, was settled through the issuance of 4,377 shares of Series H-7 Preferred Stock. As a result, the Company eliminated the accrued preferred stock redemption payable (H-7) balance of $5,309,174 on the consolidated balance sheets, with a corresponding increase to the carrying value of the Series H-7 Preferred Stock, net of issuance costs.

The Company identified embedded derivative features in the Series H-7 Preferred Stock that are bifurcated and measured at fair value, with subsequent changes recognized in earnings (see Note 10. Fair Value Measurements). At issuance, the Company recorded a total discount of $15,484,324, comprised of the embedded derivative fair value of $5,147,000, issuance costs of $563,324, and fair value of warrants issued of $9,774,000. The discount is being accreted using the effective interest method, with accretion of $3,248,900 and $8,255,150 recorded as deemed dividends during the years ended December 31, 2025 and 2024, respectively.

The Series H-7 Certificate of Designations requires the Company to maintain unencumbered cash and cash equivalents of at least 120% of the aggregate stated value of outstanding Series H-7 Preferred Stock. The Company had $110,264 and $164,682 in restricted cash as of December 31, 2025 and 2024, respectively.

The Series H-7 Certificate of Designations includes triggering events that would allow holders to require redemption at a premium, including suspension of trading for five consecutive days or failure to pay amounts when due.

During the year ended December 31, 2025, the Company recognized $1,896,455 of net preferred dividends which is comprised of $635,602 and $1,260,852 of accrued and deemed preferred dividends for cash premium on instalment redemptions ultimately settled in shares of common stock.

During the year ended December 31, 2024, the Company recognized $2,425,599 of net preferred dividends which is comprised of $1,878,713 and $546,886 of accrued and deemed dividends for cash premium for instalment redemptions ultimately settled in shares of Common Stock.

As of December 31, 2025, the following table sets forth a summary of the change in the accrued preferred stock redemption payable (H-7):

Accrued preferred stock redemption payable (H-7)
Beginning balance at January 1, 2024	$-
New redemptions and cash premiums	11,484,609
Cash payments	(10,198,929)
Ending balance at December 31, 2024	$1,285,680
New redemptions and cash premiums	11,555,021
Waiver consideration	350,000
August 4th Amendment	(5,309,174)
Cash payments	(7,881,527)
Ending balance at December 31, 2025	$—

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

The Series I Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). The Company is required to redeem the Series I Preferred Stock in equal instalments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Instalment Date, until the maturity date of February 4, 2027.

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

The discount to the fair value is included as a reduction to the carrying value of the Series I Preferred Stock. During the year ended December 31, 2025, the Company recorded a total discount of $10,887,185 upon issuance of the Series I Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $24,000, stock issuance costs of $1,322,669, of which $567,854 was paid in cash and $754,815 was allocated as the Series I Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Series I Warrants of $3,981,034. As of December 31, 2025, it is probable that the Series I Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount on the effective interest method and $1,882,957 was recorded as a deemed dividend during the year ended December 31, 2025.

In connection with the Series I Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). On September 8, 2025, the Company filed the Registration Statement with the SEC and subsequently amended the Registration Statement on October 10, 2025. On January 9, 2026, the SEC declared the Registration Statement effective.

During the year ended December 31, 2025, the Company recognized $140,972 of net preferred dividends.

Common Stock Warrants

Series H-7 Warrants

In August 2023, the Company issued certain warrants to purchase common stock (the “Series H-7 Warrants”) pursuant to the Series H-7 Purchase Agreement (as defined above). The Series H-7 Warrants are entitled to certain anti-dilution adjustments, if the Company issues shares of its common stock at a lower price per share than the applicable exercise price. The exercise price of the Series H-7 Warrants is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price. As a result of the 2023 Reverse Stock Split, the exercise price of the Series H-7 Warrants was adjusted from $128.00 to $32.00 and the number of shares of common stock issuable upon exercise of the Warrants was adjusted proportionally to an additional 525,937 shares of common stock.

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

The additional Series H-7 Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but contain a provision where the holder of the Series H-7 Warrants have the right to require the Company to redeem the Series H-7 Warrants from the holder in cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Series H-7 Warrants at that time, in accordance with ASC 815. As such, the Company recorded the Series H-7 Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. See Note 10. Fair Value Measurements for inputs related to the Company’s use of the Black-Scholes Model to calculate the value of the Series H-7 Warrants.

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

The Series I Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but contain a provision where the holder of the Series I Warrants have the right to require the Company to redeem the Series I Warrants from the holder in cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Series I Warrants at that time, in accordance with ASC 815. As such, the Company recorded the Series I Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the fair value of these Series I Warrants. The fair value of the Series I Warrants of $3,981,034 was estimated at the date of issuance using the stock price of $5.92, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5 years; (iii) equity volatility of 110%; and (iv) a risk-free interest rate of 4.21%.

In addition, the Company also issued the Series I Placement Agent Warrants (as defined herein) to purchase up to an aggregate of 140,000 shares of the Company’s common stock to the Placement Agents (as defined herein). The Company utilized the Black Scholes Model to calculate the value of the Series I Placement Agent Warrants issued during the year ended December 31, 2025. The fair value of the Series I Placement Agent Warrants of $636,966 was estimated at the date of issuance using the stock price of $5.92, an exercise price of $8.00, and the following weighted average assumptions: (i) dividend yield 0%; (ii) expected term of 5 years; (iii) equity volatility of 110%; and (iv) a risk-free interest rate of 4.21%.

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

The Consultant Warrants were valued using the Black-Scholes option pricing model on the date of issuance using the following assumptions: (a) fair value of common stock with a range of $8.00 - $17.50 per share, (b) expected volatility of 79.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 3.80%, and (e) expected life of 2 years. The grant date fair value of the Consultant Warrants was $4,892,000, of which, $1,680,930 of fair value assigned to the First Tranche Warrant was initially recorded to prepaid expense on the consolidated balance sheets as of December 31, 2025, and will be expensed as the services are rendered.

For the year ended December 31, 2025, the Company recorded $1,068,825 of stock-based compensation related to the First Tranche Warrants under general and administrative expenses on the consolidated statement of operations.

A summary of the Company’s warrants to purchase common stock activity is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	722,761	$51.04	3.44
Granted	4,928,427	6.66	—
Exercised	(178,200)	6.19	—
Expired	(19,112)	$964,48	—
Outstanding at December 31, 2025	5,453,876	$7.35	3.00

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

NOTE 8. STOCK-BASED COMPENSATION

StableX Technologies, Inc. 2020 Long Term Incentive Plan

On May 28, 2020, the Company’s shareholders approved the StableX Technologies, Inc. 2020 Long Term Incentive Plan (the “2020 Plan”) for future grants of incentive stock options, nonqualified stock, stock appreciation rights, restricted stock, restricted stock units, performance and other awards. The Company originally reserved 76,872 shares of its common stock pursuant to the 2020 Plan. Stock options issued under the 2020 Plan have a maximum contractual term of 10 years. On December 30, 2024, the Company’s stockholders approved an amendment to the 2020 Plan to increase the reserved shares by 187,500, to a total of 264,372 shares. On October 3, 2025, the Company’s stockholders approved a further amendment to the 2020 Plan to increase the maximum number of shares of Common Stock that may be delivered pursuant to awards granted under the Plan to 400,000 shares. The Company has 92 shares available for future issuance remaining under this plan as of December 31, 2025.

AYRO 2017 Long Term Incentive Plan

The Company has reserved a total of 3,734 shares of its common stock pursuant to the AYRO, Inc. 2017 Long-Term Incentive Plan. At December 31, 2025, no shares remained available for grant under future awards under the 2017 Long-Term Incentive Plan, and in connection with the 2020 Plan, the remaining unissued amounts were cancelled.

DropCar Amended and Restated 2014 Equity Incentive Plan

The Company’s equity incentive plan created in 2014 (the “2014 Plan”) was amended in 2018 to increase the number of shares of Company common stock available for issuance. Pursuant to the 2014 Plan, 1,104 shares of common stock were reserved for issuance. The Company had 422 shares of common stock outstanding and no shares available for grant under the 2014 Plan at December 31, 2025.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options are determined by the Administrator and specified in the individual award agreements; and generally have a contractual term of 10 years. Awards granted under the 2020 Plan during the year ended December 31, 2025, vested under one of two schedules as specified in the individual award agreements: either immediately upon grant, or 75% upon grant with the remaining 25% vesting on December 31, 2025. All options granted during the year ended December 31, 2025, were fully vested as of December 31, 2025.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions in the following tables. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses the simplified method to estimate the expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

In applying the Black-Scholes option pricing model to the options issued, the Company used the following assumptions:

December 31, 2025
Risk free interest rate	3.64% - 3.73%
Expected term (years)	5.00
Expected volatility	110.48% - 128.00%
Expected dividends	0.00%

Below is a table summarizing the changes in stock options outstanding during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Contractual Life (Years)
Outstanding at December 31, 2024	479	$5,280	3.45
Grants	325,468	6.33
Exercised	—	—
Expired	(57)	20,032
Outstanding at December 31, 2025	325,890	$10.52	9.8
Exercisable at December 31, 2025	325,890	$10.52	9.8

The weighted average grant date fair value of options granted during the years ended December 31, 2025 was $5.95. There were no stock options granted during the year ended December 31, 2024. The aggregate intrinsic value of stock options vested and exercisable was $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

The aggregate intrinsic value at December 31, 2025 and 2024, is calculated as the difference between the exercise price of the underlying options and the closing stock price of $2.63 and $10.93 from the Company’s common stock as of December 31, 2025 and 2024, respectively.

The Company recognized $1,235,419 and $8,158 of stock option expense for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to stock options.

Total stock-based compensation, including restricted stock awards and stock options is included in the consolidated statement of operations as follows:

	Years Ended December 31,
	2025	2024
Research and development	$—	$3,810
Sales and marketing	—	453
General and administrative	1,235,419	709,486
Total	$1,235,419	$713,749

Restricted Stock

On December 2, 2024, pursuant to the StableX Technologies, Inc. 2020 Long-Term Incentive Plan, the Company granted 58,646 shares of restricted stock to non-executive directors. As of December 31, 2025 and 2024, all shares of restricted stock were vested and issued. (See Note 7. Stockholders’ Equity)

The total fair value of restricted stock vested for the years ended December 31, 2025 and 2024 was $0 and $731,889, respectively.

The Company recognized compensation expense related to all restricted stock during the years ended December 31, 2025 and 2024, of $0 and $705,591, respectively. No compensation expense was recognized during the year ended December 31, 2025, as all restricted stock awards were fully vested as of December 31, 2024. As of December 31, 2025, there was no unrecognized compensation cost related to restricted stock awards.

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

Lease Agreements

In 2019, the Company entered into a new lease agreement for office and manufacturing space (the “2019 Lease”). The 2019 Lease commencement date was January 16, 2020. Prior to the commencement date of the 2019 Lease, the Company leased other office and manufacturing space on a short-term basis. The Company determined if an arrangement is a lease at commencement of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. These leases provide the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, as such, the contract is, or contains, a lease. In connection with the adoption of ASC 842, Leases (ASC 842), the Company has elected to treat the lease and non-lease components as a single component.

Leases were classified as an operating lease at commencement. An operating lease results in the recognition of a Right-of-Use (“ROU”) assets and lease liability on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the lease does not provide an explicit or implicit rate of return, the Company determines an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis.

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

The Company’s sole operating lease has a one-time option to renew the lease term for an additional sixty months. In accordance with ASC 842, the lease term excludes the renewal option period, as the Company is not reasonably certain to exercise the option.

During the second quarter of 2025, the Company entered into a sublease arrangement with a third party for the remaining term of the head lease, as the underlying facility is no longer being utilized due to the pause in the Company’s electric vehicle manufacturing operations. The sublease term does not extend beyond the noncancelable period of the head lease.

As of December 31, 2025, the Company has concluded that it does not have an economic incentive to exercise the renewal option. Accordingly, the renewal period has not been included in the measurement of the lease liability or right-of-use asset. The Company will continue to reassess this conclusion if facts and circumstances change.

During the year ended December 31, 2025, the Company recognized sublease income of $274,623, which is recorded as a reduction of general and administrative expense within the consolidated statement of operations. No sublease income was recognized during the year ended December 31, 2024. The Company does not have any sublease arrangements that extend beyond the remaining term of the head lease, and accordingly, no additional future sublease income has been included beyond the contractual sublease term.

During the year ended December 31, 2024, the Company reassessed the carrying value of its right-of-use asset due to a sublease arrangement and concluded that the carrying amount of the right-of-use asset exceeded its estimated recoverable amount. Consequently, an impairment charge of $44,175 was recognized in the consolidated statement of operations for the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating lease were $261,223 and $254,277, respectively. Total lease expense is allocated to selling, general and administration expense, and cost of goods sold. The components of lease expense (within different expense groupings) consist of the following:

	Years Ended December 31,
	2025	2024
Operating lease expense	$244,785	$244,785
Variable lease expense	91,719	-
Short-term lease expense	327,305	190,203
Total lease cost	$663,809	$434,988

Sublease income	$(274,623)	$-

Variable lease expense consists primarily of the Company’s proportionate share of common area maintenance, real estate taxes, insurance, utilities, and other operating costs under its real estate lease, which are recognized as incurred.

Sublease income includes fixed rental payments as well as reimbursements from the subtenant for common area maintenance, taxes, insurance, and other operating expenses.

Sublease income exceeded operating lease expense for the year ended December 31, 2025, due to the timing and structure of the sublease arrangement. The Company remains obligated under the head lease and recognized an impairment of the related ROU asset related to the sublease during the year ended December 31, 2024, based on expected future cash flows over the remaining lease term.

Balance sheet information related to leases consists of the following:

	December 31,
	2025	2024
Assets
Operating lease – right-of-use asset	$227,171	$429,819
Total lease assets	$227,171	$429,819

Liabilities
Current liabilities:
Lease obligation – operating lease	$250,517	$219,085
Noncurrent liabilities:
Lease obligation - operating lease, net of current portion	33,225	283,742
Total lease liability	$283,742	$502,827

As of December 31, 2025, the weighted-average remaining lease term and discount rate is as follows:

Weighted average remaining lease term (in years) – operating lease	1.20
Weighted average discount rate – operating lease	10.41%

Future minimum lease payment under non-cancellable leases as of December 31, 2025, are as follows:

Operating Leases
2026	$268,378
2027	44,929
Total minimum lease payments	313,307
Less: effects of discounting	(29,565)
Present value of future minimum lease payments	$283,742

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value measurements discussed herein represent management’s best estimate of fair value as of and during the year ended December 31, 2025 and 2024. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions, as noted above: dividend yield, expected term in years, equity volatility, and risk-free interest rate.

The Company determines the fair value of its financial instruments in accordance with ASC 820, “Fair Value Measurement.” The fair value hierarchy, which prioritizes the inputs used in measuring far value, is described in Note 3. Summary of Significant Accounting Policies.

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

Level 3 financial instruments are valued using significant unobservable inputs and require the use of judgment and estimates by management.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The following table sets forth a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2025		December 31, 2024
Fair Value Level 1	Cash Equivalents	Marketable Securities	Cash Equivalents	Marketable Securities
Prime institutional money market fund	$—	$450,250	$13,891,997	$4,089,832
U.S. Treasury Notes – under 90 days	1,007,324	—	—	—
U.S. Treasury Notes – over 90 days	—	2,718,112	—	—
Total debt investments	$1,007,324	$3,168,362	$13,891,997	$4,089,832

Fair Value Level 3	Warrant Liability	Derivative Liability	Warrant Liability	Derivative Liability
Derivative financial instruments	$—	$19,000	$2,362,900	$2,661,000
Total financial derivatives	$—	$19,000	$2,362,900	$2,661,000

The following table sets forth a summary of the change in the fair value of the warrant liability, which is considered a Level 3 investment, which is measured at fair value on a recurring basis:

Balance on December 31, 2023	$13,319,800
Change in fair value of warrant liability	(10,956,900)
Balance on December 31, 2024	2,362,900
Add: Fair value of Series I warrant liability	3,981,034
Reclassification of warrants to equity upon amendment	(17,410,379)
Change in fair value of warrant liability	11,627,100
Balance on December 31, 2025	$—

During the year ended December 31, 2025, the Company recorded a loss of $11,627,100, respectively, related to the change in fair value of the Series H-7 and I Warrant liability which is recorded in other income (expense) on the consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a gain of $10,956,900 related to the change in fair value of the Series H-7 Warrant liability which is recorded in other income (expense) on the consolidated statements of operations.

These fair value measurements are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The fair value of the Series H-7 Warrants and Series I Warrants of $0 and $2,362,900 were estimated at December 31, 2025 and 2024, respectively, utilizing the Black Scholes Model, with the following inputs:

	December 31,	December 31,
	2025	2024
Stock price	$7.37	$10.88
Exercise price	$6.19	$32.00
Dividend yield	0.0%	0.0%
Remaining terms	3.11	3.61
Equity volatility	71.0%	75.0%
Risk-free interest rate	3.7%	4.3%

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

Balance on December 31, 2023	$9,400,000
Change in fair value of derivative liability	(6,739,000)
Balance on December 31, 2024	2,661,000
Add: Fair value of Series I derivative liability	24,000
Add: Change in fair value Series H-7 derivative liability due to amendment	188,000
Change in fair value of derivative liability	(2,854,000)
Balance on December 31, 2025	$19,000

During the years ended December 31, 2025 and 2024, the Company recorded income of approximately $2,654,000 and $6,739,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the consolidated statements of operations.

These fair value measurements are also classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The Company estimated the $19,000 and $2,661,000 fair value of the bifurcated embedded derivative at December 31, 2025 and December 31, 2024, respectively, using a Monte Carlo simulation model, with the following inputs:

	December 31,	December 31,
	2025	2024
Volatility	130.0%	70.0%
Time to maturity	1.10	0.58
Discounted market interest	7.5%	9.1%
Dividend rate	7.0%	8.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	9.0%	15.1%

The valuation of the Company’s Level 3 financial instruments is inherently subjective, as it requires the use of significant unobservable inputs. Changes in these inputs could result in materially different fair value measurements. In particular, increases in the Company’s stock price, expected volatility, or expected term, as well as decreases in the discount rate or probability of default, would generally result in a higher fair value of the derivative and warrant liabilities, while decreases in these inputs would generally result in a lower fair value. The Company evaluates the sensitivity of its fair value measurements to changes in significant unobservable inputs as part of its valuation process.

NOTE 11. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments consist of (i) U.S. Treasury bills and notes and (ii)investments in a U.S. government money market fund. These investments are measured at fair value with changes in fair value recognized in. earnings within Other income (expense), net in the consolidated statements of operations.

The Company classifies investments with original maturities of three months or less at the date of purchase as cash and cash equivalents and those with original maturities greater than three months as marketable securities.

Trading debt securities: The Company’s U.S. Treasury bills and notes are classified as trading debt securities and are recorded at fair value. Realized and unrealized gains and losses are recognized in earnings.

Money market fund: The Company also invests in a prime institutional money market fund, which is a pooled investment vehicle that invests in a diversified portfolio of short-term, high-quality debt instruments, including U.S. government securities, commercial paper, certificates of deposit, and repurchase agreements. The investment is recorded at fair value and changes in fair value are recognized in earnings.

The following table summarizes the Company’s trading securities by major investment type as of December 31, 2025 and 2024:

	December 31,	December 31,
Security Type:	2025	2024
U.S. Treasury Bills	$2,718,112	$4,089,832
U.S. Treasury Notes	—	—
Total U.S. Treasury Securities	$2,718,112	$4,089,832
Prime institutional money market fund	450,250	—
Total Trading Securities	$3,168,362	$4,089,832

The Company recognized unrealized losses of $91,936 and $98,315 for the years ended December 31, 2025 and 2024, respectively, and realized gains of $409,818 and $1,322,971 for the years ended December 31, 2025 and 2024, respectively.

NOTE 12. SEGMENT REPORTING

The Company currently operates as one operating segment, which is also the sole reportable segment. The Company’s CODM is its Executive Chairman and Principal Executive Officer, who assess performance and makes all resource allocation decisions based on consolidated net income (loss).

The CODM does not review discrete financial information or separate performance metrics for any individual business activity and all decisions are made based on consolidated results. The measure of segment assets is consolidated total assets as presented on the consolidated balance sheets. The accounting policies of the segment are the same as those described in Note 3. Summary of Significant Accounting Policies.

During the third quarter of 2025, the Company adopted a digital asset treasury management strategy. These activities are managed centrally and discrete operating results are not regularly reviewed separately by the CODM; accordingly, they are included within the single reportable segment.

In addition to the significant expense categories included within net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Years Ended December 31,
	2025	2024
Consulting expenses	$4,822,857	$4,578,735
Personnel expenses	2,394,957	3,336,242
Other expenses*	2,281,925	4,874,832
Total operating expenses	$9,499,739	$12,789,809

*	Other expenses materially comprised of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing. Other expenses includes loss on impairment of long-lived assets of $1,659,835 for the year ended December 31, 2024.

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

Related-Party Incurred Expenses

		Years Ended December 31,
Related Party	Classification	2025	2024
Electric Power Energy	Research and development	$630,544	$99,070
Electric Power Energy	General and administrative	904,431	374,972
Total		$1,534,975	$474,042

Related-Party Liabilities

Related Party	Classification	December 31, 2025	December 31, 2024
Electric Power Energy	Accrued expenses and other current liabilities	$5,000	$103,717
Total		$5,000	$103,717

NOTE 14. INCOME TAXES

The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis. Accordingly, the enhanced income tax disclosures required under the new standard are presented only for the year ended December 31, 2025. Prior period amounts have not been recast and are therefore not comparable.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024
Current income tax expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income taxes	$—	—
Deferred income tax expense (benefit):
Federal	$2,395,152	$3,866,700
State	3,612	158,207
Foreign	—	—
Total deferred income taxes	2,398,764	4,024,907
Change in valuation allowance	(2,398,764)	(4,024,907)
Income tax expense (benefit)	$—	$—

The Company recorded no current or deferred income tax expense for the years ended December 31, 2025 and 2024, primarily due to losses and a full valuation allowance on deferred tax assets.

Enhanced Disclosures (ASU 2023-09 – 2025)

Effective Tax Rate Reconciliation (2025)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations for the year ended December 31, 2025.

In accordance with ASU 2023-09, reconciling items greater than 5% of the statutory tax rate are presented separately. Amounts below this threshold are aggregated within “Other.” The 2025 reconciliation below is not presented on a comparable basis with prior periods due to the adoption of ASU 2023-09.

	Amount	% of Pretax Income
Income tax benefit at statutory U.S. federal rate (21%)	$(4,428,721)	(21.00%)
Warrant liability	2,441,691	11.36%
Derivative liability	(599,340)	(2.84%)
Change in valuation allowance	2,398,764	11.37%
Other (1)	187,606	0.89%
Income tax expense (benefit)	$—	0.00%

(1)	Includes equity-based compensation, state taxes, return to provision adjustments, and other individually immaterial items.

Income Taxes Paid (Disaggregated) – 2025

(in dollars)	Amount
U.S. federal	$—
U.S. state	—
Foreign	—
Total income taxes paid	$—

Legacy Disclosures (ASC 740 – 2024)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax net loss compared to the income taxes in the statement of operations as of December 31, 2024.

December 31, 2024
Income tax benefit at statutory U.S. federal rate	$(368,651)
Warrant liability	(2,300,949)
Derivative liability	(1,415,190)
Equity based compensation	217,188
Income tax expense/(benefit) attributable to U.S. states	(2,372)
Change in valuation allowance	4,024,907
Change in state tax rate	(64,328)
Return to provision adjustments	(91,202)
Other	597
Total tax expense	$0.00

Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$26,315,852	$24,007,075
Intangible assets	74,149	78,264
Capitalized research and development expense	1,560,586	2,203,714
Equity based compensation	266,758	—
Lease liability	61,267	108,573
Warrants	142,765	22,405
Digital assets	464,455	—
Other	400,898	531,543
Deferred tax assets	29,286,730	26,951,574

Deferred tax liabilities
ROU asset	(49,052)	(92,809)
Other	(5,168)	(25,020)
Deferred tax liabilities	(54,220)	(117,829)

Valuation allowance	(29,232,509)	(26,833,745)
Net deferred tax asset/(liability)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future rewrite taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance has been applied to the amount of deferred tax assets management expects will be unrealized.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

The Company has federal net operating loss carryforwards of $112,929,929 and $101,941,194 as of December 31, 2025 and 2024, respectively. $995,801 of the federal net operating loss is subject to a 20 year carry forward, with a portion beginning to expire in 2036. $111,934,128 of the federal net operating loss has an indefinite carry forward period. The Company has State net operating loss carryforwards totaling $55,089,305 and $56,427,513 at December 31, 2025 and 2024. The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating loss carryforwards are not utilized, they will begin to expire in 2031.

The following table sets for the tax years subject to examination for the major jurisdictions where the Company conducted business in the prior years and as of December 31, 2025.

Federal	2021 to 2025
Texas and Georgia	2020 to 2025

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $1,394,905 and $1,493,202 during the years ended December 31, 2025 and 2024, respectively. Before the TCJA, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if research and development was performed outside the U.S.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued, which is the date the Company filed its Form 10-K. Based on this evaluation, the Company has determined that there were no subsequent events that require adjustment to or disclosure in the accompanying consolidated financial statements.

