Form 10-Q
period 2026-03-31
Fabric.AI, Inc.
filed 2026-05-15
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-34643

FABRIC.AI, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0204758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(512) 994-4917

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FABC	The NASDAQ Stock Market LLC

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

As of May 14, 2026, the registrant had 4,856,079 shares of common stock, par value $0.0001 per share, outstanding.

FABRIC.AI, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRIC.AI, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	F-2
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,263,540	$4,981,798
Restricted cash	110,562	110,264
Marketable securities	3,416,475	3,168,362
Prepaid expenses and other current assets	1,176,058	951,175
Total current assets	7,966,635	9,211,599

Operating lease – right-of-use asset	172,853	227,171
Digital assets	1,335,336	1,948,999
Deposits and other assets	16,149	20,883
Total assets	$9,490,973	$11,408,652

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818,789	$916,685
Accrued expenses and other current liabilities	535,559	476,592
Current portion lease obligation – operating lease	224,424	250,517
Total current liabilities	1,578,772	1,643,794

Derivative liability	25,000	19,000
Lease obligation - operating lease, net of current portion	—	33,225
Total liabilities	1,603,772	1,696,019

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 stated value per share; authorized - 22,000 shares; issued and outstanding – 1,180 and 1,180 shares, at March 31, 2026 and December 31, 2025, respectively). Liquidation preference of $1,327,697 as of March 31, 2026.	1,375,892	1,551,232
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 stated value per share; authorized - 7,000 shares; issued and outstanding – 7,000 and 7,000 shares, at March 31, 2026 and December 31, 2025, respectively). Liquidation preference of $7,079,450 as of March 31, 2026.	5,330,996	4,451,040

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2026 and December 31, 2025, respectively). Liquidation preference of $0 as of March 31, 2026.	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of March 31, 2026 and December 31, 2025, respectively). Liquidation preference of $15 as of March 31, 2026.	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of March 31, 2026 and December 31, 2025, respectively). Liquidation preference of $72 as of March 31, 2026.	—	—
Common Stock ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of March 31, 2026, and December 31, 2025, respectively; issued and outstanding – 1,455,975 and 1,455,975 shares as of March 31, 2026, and December 31, 2025, respectively)	146	146
Additional paid-in capital	141,769,305	141,884,878
Accumulated deficit	(140,589,138)	(138,174,663)
Total stockholders’ equity	1,180,313	3,710,361
Total liabilities, mezzanine equity and stockholders’ equity	$9,490,973	$11,408,652

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Cost of goods sold	—	—
Gross loss	—	—

Operating expenses:
Research and development	124,864	307,730
General and administrative	1,576,191	1,665,822
Total operating expenses	1,701,055	1,973,552

Loss from operations	(1,701,055)	(1,973,552)

Other income (expense):
Interest income	10,001	26,240
Change in fair value - warrant liability	—	1,080,600
Change in fair value - derivative liability	(6,000)	1,531,000
Unrealized loss on marketable securities	(8,846)	(71,707)
Unrealized loss from remeasurement on digital assets	(613,663)	—
Realized gain on marketable securities	37,977	211,062
Other income (expense), net	(132,889)	41,368
Total other income (expense), net	(713,420)	2,818,563

Net income (loss) prior to provision for income taxes	$(2,414,475)	$845,011

Provision for income taxes	—	—

Net income (loss)	$(2,414,475)	$845,011

Dividends earned on Series I and Series H-7 convertible preferred stock	(166,671)	(833,733)
Accretion of discounts to redemption value of Series I and Series H-7 convertible preferred stock	(941,478)	(1,686,854)

Net loss attributable to common stockholders	$(3,522,624)	$(1,675,576)

Net loss per share basic	$(2.42)	$(0.20)
Net loss per share diluted	$(2.42)	$(0.20)

Basic weighted average Common Stock outstanding	1,455,975	8,541,466
Diluted weighted average Common Stock outstanding	1,455,975	8,541,466

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2026
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2026	7,000	$4,451,040	1,180	$1,551,232	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,884,878	$(138,174,663)	$3,710,361
Deemed dividend	—	(252,509)	—	(151,024)	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	190,987	—	(24,316)	—	—	—	—	—	—	—	—	(166,671)	—	(166,671)
Accretion of discounts to redemption value of Series I convertible preferred stock	—	941,478	—	—	—	—	—	—	—	—	—	—	(941,478)	—	(941,478)
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	992,576	—	992,576
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,414,475)	(2,414,475)
Balance, March 31, 2026	7,000	$5,330,996	1,180	$1,375,892	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,769,305	$(140,589,138)	$1,180,313

	Three Months Ended March 31, 2025
	Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	—	—	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	—	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	—	$—	4,667	$3,364,603	8	$—	1,234	$—	50	$—	533,842	$53	$119,246,807	$(116,240,507)	$3,006,353

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,414,475)	$845,011
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	6,703
Stock-based compensation	611,468	—
Change in fair value - derivative liability	6,000	(1,531,000)
Change in fair value - warrant liability	—	(1,080,600)
Amortization of right-of-use asset	54,318	48,552
Unrealized loss on digital assets	613,663	—
Unrealized loss on marketable securities	8,846	71,707
Realized gain on marketable securities	(37,977)	(211,062)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	156,225	645,525
Deposits and other assets	4,734	—
Accounts payable	(97,898)	(205,506)
Accounts payable - related party	(28,533)	—
Accrued expenses and other current liabilities	87,500	(13,692)
Lease obligations - operating leases	(59,318)	(51,788)
Net cash used in operating activities	(1,095,447)	(1,476,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities, net	2,737,484	18,100,000
Purchase of marketable securities	(2,956,466)	(16,350,538)
Net cash provided by (used in) investing activities	(218,982)	1,749,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends (Series H-7 and Series I)	(403,531)	(3,545,971)
Net cash used in financing activities	(403,531)	(3,545,971)

Net change in cash, cash equivalents and restricted cash	(1,717,960)	(3,272,659)
Cash, cash equivalents and restricted cash, beginning of period	5,092,062	16,200,157
Cash, cash equivalents and restricted cash, end of period	$3,374,102	$12,927,498

Supplemental disclosure of cash and non-cash transactions:
Accrual of Series H-7 convertible preferred stock dividends	$24,316	$494,818
Accretion of discounts to redemption value of Series I convertible preferred stock	$941,478	$—
Accrual of Series I Convertible Preferred Stock Dividends	$190,987	$—
Deemed dividend Series H-7 warrants	$—	$338,915
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	$—	$1,686,854
Accrued Series H-7 preferred stock redemption payable	$—	$6,404,587

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$3,263,540	$12,818,283
Restricted cash	110,562	109,215
Total cash, cash equivalents and restricted cash	$3,374,102	$12,927,498

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

Fabric.AI, Inc. (“Fabric.AI” or the “Company”) is a Delaware corporation headquartered in New York, New York. The Company operates through its wholly-owned subsidiary, AYRO Operating Company, Inc. (“AYRO Operating”).

On April 27, 2026, the Company amended its Amended and Restated Certificate of Incorporation to change its name from “StableX Technologies, Inc.” to “Fabric.AI, Inc.” effective April 28, 2026. The Company’s ticker for its common stock, par value $0.0001 per share (“common stock”), symbol changed from “SBLX” to “FABC” and began trading under the new symbol on The Nasdaq Capital Market on April 29, 2026.

Nature of Operations

Subsequent to March 31, 2026, the Company initiated a strategic transformation focused on the design and development of fabless semiconductor technologies for artificial intelligence (“AI”) data center infrastructure, including MicroLED-based optical interconnects and other system-critical semiconductor solutions intended to enable faster, more efficient and scalable AI workloads.

On April 27, 2026, the Company entered into a Joint Development and License Agreement (“JDA”) and related commercial agreements with Kopin Corporation (“Kopin”) to jointly develop and commercialize MicroLED-based optical interconnect technologies and related semiconductor products. For additional information, see Note 14. Subsequent Events.

Our initial product under development is the Neural I/o™ chip, a micro light-emitting diode (“MicroLED”) based optical interconnect being developed in collaboration with Kopin Corporation, a Delaware corporation (“Kopin”) (Nasdaq: KOPN), pursuant to a Joint Development and License Agreement dated April 27, 2026 (the “JDA”), by and between the Company and Kopin. The Neural I/o chip is intended to replace traditional electrical interconnects with optical links to enable high-bandwidth, low-latency communication between compute nodes, with an initial focus on GPU-to-GPU connectivity for AI data center applications.

The collaboration with Kopin combines the Company’s system-level design capabilities with Kopin’s expertise in MicroLEd materials science, process development and fabrication. The Neural I/oTM chip leverages Kopin’s proprietary MicroLED technology and patented bi-directional NeuralDisplay architecture, which repurposes programmable MicroLED pixels as optical transceivers intended to transmit data with lower power consumption relative to existing copper-based and laser-based interconnect solutions. The parties have agreed to jointly develop prototype and demonstration versions of the technology in accordance with development plane established under the JDA. Intellectual property developed through the collaboration will be jointly owned by the Company and Kopin, while Kopin retains ownership of its pre-existing technology and has granted the Company commercialization rights for commercial market applications.

The Company’s semiconductor initiatives are in the early stages of development. The extent to which the Company advances its semiconductor technologies and related activities will depend on factors including available capital, market conditions, regulatory developments, technical progress, manufacturing feasibility and customer adoption within the AI infrastructure industry. As of the date of this filing, the Company had approximately $30 million in cash and cash equivalents available to support its strategic transition and ongoing development activities.

During 2025, the Company had initiated a digital asset treasury strategy associated with the stablecoin ecosystem. Subsequent to March, 31, 2026, the Company disposed of all its digital asset holdings and does not intend to develop this strategy further (see Note 6. Digital Assets).

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

Subsequent to March 31, 2026, the Company completed financing transactions that generated significant additional liquidity (see Note 14. Subsequent Events). As of the date of this filing, the Company had approximately $30 million in cash and cash equivalents. Based on the Company’s current cash position and management’s operating plan, management believes the Company has sufficient liquidity to fund operations for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Accordingly, management concluded that the substantial doubt regarding the Company’s ability to continue as a going concern that existed as of December 31, 2025 and March 31, 2026, has been alleviated as a result of the capital raised subsequent to March 31, 2026. However, the Company may require additional capital in the future to support the continued development and commercialization of its business, including its semiconductor development initiatives, and there can be no assurance that such financing will be available on acceptable terms, if at all.

The Company incurred a net loss of $2,414,475 and a negative cash flow used in operations of $1,095,447 for the three months ended March 31, 2026. In addition, overall working capital decreased by $1,179,940 during the three months ended March 31, 2026.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

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

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase Common Stock	325,890	479
Warrants outstanding	4,460,070	722,761
Preferred stock outstanding	1,099,307	169,334
Totals	5,885,267	892,574

NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments consist of (i) U.S. Treasury bills and notes and (ii) investments in a U.S. government money market fund. These investments are measured at fair value with changes in fair value recognized in earnings within Other income (expense), net in the unaudited condensed consolidated statements of operations.

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

The following table summarizes the Company’s trading securities by major investment type as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
Security Type:	2026	2025
U.S. Treasury Bills	$2,966,360	$2,718,112
Total U.S. Treasury Securities	$2,966,360	$2,718,112
Prime institutional money market fund	450,115	450,250
Total Trading Securities	$3,416,475	$3,168,362

The Company recognized unrealized losses of $8,846 and $71,707 for the three months ended March 31, 2026 and 2025, respectively, and realized gains of $37,977 and $211,062 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6. DIGITAL ASSETS

Digital assets consisted of the following at March 31, 2026:

	March 31, 2026
Digital assets held:	Units	Cost Basis	Fair Value
$Fluid	195,969	$1,150,000	$325,896
$Injective	130,201	1,450,000	374,084
$ChainLink	58,916	1,250,000	516,933
$AAVE	1,207	250,000	118,423
Total	386,293	$4,100,000	$1,335,336

During the three months ended March 31, 2026, the Company recognized an unrealized loss from remeasurement of digital assets of $613,663. The Company did not hold digital assets during the three months ended March 31, 2025.

Subsequent to March 31, 2026, the Company disposed of all of its digital assets.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Series H Convertible Preferred Stock

On June 30, 2015, the Company filed the Certificate of Designations, Preferences and Rights of the Series H Preferred Stock (the “Series H Certificate of Designation”) with the Secretary of State of Delaware, establishing and designating the rights, powers and preferences of the Series H Preferred Stock. Under the terms of the Series H Certificate of Designation, each share of the Company’s Series H Convertible Preferred Stock (the “Series H Preferred Stock”) has a stated value of $154.00 and is convertible into shares of the Company’s common stock, equal to the stated value divided by the conversion price of $23,654.10 per share (subject to adjustment in the event of stock splits or dividends). The Company is prohibited from effecting the conversion of the Series H Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon such conversion.

In the event of liquidation, the holders of the Series H Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H Preferred Stock into common stock immediately prior to the date of such payment.

Series H-3 Convertible Preferred Stock

On March 30, 2017, the Company filed the Certificate of Designation, Preferences and Rights of the Series H-3 Preferred Stock (the “Series H-3 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-3 Preferred Stock. Under the terms of the Series H-3 Certificate of Designation, each share of the Series H-3 Preferred Stock has a stated value of $138.00 and is convertible into shares of common stock, equal to the stated value divided by the conversion price of $21,196.60 per share (subject to adjustment in the event of stock splits and dividends). The Company is prohibited from effecting the conversion of the Series H-3 Preferred Stock to the extent that, as a result of such conversion, the holder or any of its affiliates would beneficially own more than 9.99%, in the aggregate, of the issued and outstanding shares of common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series H-3 Preferred Stock.

In the event of liquidation, the holders of the Series H-3 Preferred Stock are entitled, pari passu with the holders of common stock, to receive a payment in the amount the holder would receive if such holder converted the Series H-3 Preferred Stock into common stock immediately prior to the date of such payment.

Series H-6 Convertible Preferred Stock

On February 5, 2020, the Company filed the Certificate of Designations, Preferences and Rights of the Series H-6 Preferred Stock (the “Series H-6 Certificate of Designation”) with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series H-6 Preferred Stock. The Company designated up to 50,000 shares of Series H-6 Preferred Stock and each share has a stated value of $72.00 (the “H-6 Stated Value”). Each share of Series H-6 Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock of the Company determined by dividing the H-6 Stated Value by the initial conversion price of $460.80 per share, which was then further reduced to $320.00 under the anti-dilution adjustment provision, subject to a 9.99% blocker provision and further reduced to $92.16 under the anti-dilution adjustment provision. The Series H-6 Preferred Stock has the same dividend rights as the common stock, except as provided for in the Series H-6 Certificate of Designation or as otherwise required by law. The Series H-6 Preferred Stock also has the same voting rights as the common stock, except that in no event shall a holder of Series H-6 Preferred Stock be permitted to exercise a greater number of votes than such holder would have been entitled to cast if the Series H-6 Preferred Stock had immediately been converted into shares of common stock at a conversion price equal to $92.16. In addition, a holder (together with its affiliates) may not be permitted to vote Series H-6 Preferred Stock held by such holder to the extent that such holder would beneficially own more than 9.99% of the Company common stock. In the event of any liquidation or dissolution, the Series H-6 Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

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

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into a Securities Purchase Agreement (the “Series H-7 Purchase Agreement”), pursuant to which it agreed to sell to certain existing investors (the “Series H-7 Investors”) in a private placement (the “Series H-7 Private Placement”) (i) an aggregate of 22,000 shares of the Company’s newly designated Series H-7 convertible preferred stock, par value $0.0001 per share, with a stated value of $1,000 per share (“Series H-7 Preferred Stock”), and (ii) warrants (the “Series H-7 Investor Warrants”) initially exercisable for up to an aggregate of 171,875 shares of common stock at a conversion price of $128.00 per share. The Company raised gross proceeds of $22,000,000 from the sale, which closed on August 10, 2023.

In connection with the Series H-7 Private Placement, pursuant to an Engagement Letter (the “Palladium Engagement Letter”), dated August 7, 2023, between the Company and Palladium Capital Group, LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent (i) a cash fee equal to 6% of the gross proceeds from any sale of securities in the Series H-7 Private Placement and (ii) warrants (“Placement Agent Warrants,” and together with the Series H-7 Investor Warrants, the “Warrants”) to purchase shares of common stock equal to 2% of the number of shares of common stock that the Series H-7 Preferred Stock are initially convertible into, with an initial exercise price of $128.00 per share (subsequently reduced to $32.00 per share pursuant to the stock combination event adjustment provisions (the “Stock Combination Event”) following the one-for-eight Reverse Stock Split (the “2023 Reverse Stock Split”) effected on September 15, 2023) and a five-year term.

The shares of Series H-7 Preferred Stock are convertible into common stock at the election of the holder at any time with an initial conversion price of $128.00 per share, which pursuant to the Stock Combination Event, was subsequently reduced to $32.00 per share. On April 30, 2025, in connection with the issuance of stock options to certain officers of the Company and pursuant to the full ratchet and anti-dilution provisions contained in the Series H-7 Certificate of Designations and the Series H-7 Warrants, (i) the Series H-7 Conversion Price was adjusted from $32.00 per share to $7.616 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $32.00 per share to $7.616 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally. On June 25, 2025, in connection with the reverse stock split effected on June 25, 2025, (the “2025 Reverse Stock Split”) pursuant to the stock combination event adjustment provisions contained in the Series H-7 Certificate of Designations, (i) the Series H-7 Conversion Price was adjusted from $7.616 per share to $6.1933 per share and (ii) the exercise price of the Series H-7 Warrants was adjusted from $7.616 per share to $6.1933 per share and the number of shares of common stock issuable upon exercise of such warrants was adjusted proportionally.

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

On December 2, 2024, the Company entered into a Waiver and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Amendment, the Company and the Required Holders agreed (i) to amend (a) the Certificate of Designations, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”), and (b) the Series H-7 Purchase Agreement, such that, in each case, the Director Equity Grants are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Series H-7 Purchase Agreement), and (ii) that the Required Holders waive the applicability of certain other provisions of the Transaction Documents with respect to such Director Equity Grants. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of December 2, 2024.

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

In addition, the March 2025 Certificate of Amendment amends the Series H-7 Certificate of Designations to (i) amend the restrictive covenant of the Series H-7 Certificate of Designations such that the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate stated value of the Series H-7 Preferred Stock then outstanding, (ii) amend the definition of “Excluded Securities” substantially similar to the Excluded Securities Modification, and (iii) remove the restrictive covenant provision relating to the Segregated Cash (as defined in the Series H-7 Certificate of Designations) requirement. The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

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

The Company identified embedded derivative features in the Series H-7 Preferred Stock that are bifurcated and measured at fair value, with subsequent changes recognized in earnings (see Note 10. Fair Value Measurements). At issuance, the Company recorded a total discount of $15,484,324, comprised of the embedded derivative fair value of $5,147,000, issuance costs of $563,324, and fair value of warrants issued of $9,774,000. The discount is being accreted using the effective interest method, with accretion of $0 and $1,686,854 recorded as deemed dividends during the three months ended March 31, 2026 and 2025, respectively.

The Series H-7 Certificate of Designations requires the Company to maintain unencumbered cash and cash equivalents of at least 120% of the aggregate stated value of outstanding Series H-7 Preferred Stock. The Company had $110,562 and $110,264 in restricted cash as of March 31, 2026 and December 31, 2025.

The Series H-7 Certificate of Designations includes triggering events that would allow holders to require redemption at a premium, including suspension of trading for five consecutive days or failure to pay amounts when due.

During the three months ended March 31, 2026, the Company recognized $175,340 of net preferred dividends which is comprised of $151,024 and $24,316 of accrued and deemed preferred dividends for cash premium on instalment redemptions ultimately settled in shares of Common Stock.

During the three months ended March 31, 2025, the Company recognized $833,733 of net preferred dividends which is comprised of $338,915 and $494,818 of accrued and deemed dividends for cash premium for instalment redemptions ultimately settled in shares of Common Stock.

Series I Preferred Stock

On August 4, 2025, the Company entered into a Securities Purchase Agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share pursuant to the Certificate of Designations of the Series I Preferred Stock (the “Series I Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share (collectively, the “Series I Private Placement”). The closing of the Series I Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Series I Private Placement were $7,000,000.

In connection with the Series I Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Series I Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Series I Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Series I Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants (the “Series I Placement Agent Warrants”).

The Series I Preferred Stock is convertible into shares of common stock (the “Series I Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Series I Conversion Price”). The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). The Company is required to redeem the Series I Preferred Stock in equal instalments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Instalment Date, until the maturity date of October 27, 2027.

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

The discount to the fair value is included as a reduction to the carrying value of the Series I Preferred Stock. During the year ended December 31, 2025, the Company recorded a total discount of $10,887,185 upon issuance of the Series I Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $24,000, stock issuance costs of $1,322,669, of which $567,854 was paid in cash and $754,815 was allocated as the Series I Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Series I Warrants of $3,981,034. As of December 31, 2025, it is probable that the Series I Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount on the effective interest method and $941,478 was recorded as a deemed dividend during the three months ended March 31, 2026.

In connection with the Series I Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Series I Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Series I Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Series I Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series I Registration Rights Agreement). On September 8, 2025, the Company filed the Series I Registration Statement with the SEC and subsequently amended the Series I Registration Statement on October 10, 2025. On January 9, 2026, the SEC declared the Series I Registration Statement effective.

During the three months ended March 31, 2026, the Company recognized $190,987 of net preferred dividends.

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

Pursuant to the share combination event adjustment provisions in the Series H-7 Warrants, the 2025 Reverse Stock Split adjusted the exercise price from $32.00 per share to $6.1933 per share and the number of shares of common stock issuable upon the exercise of the Series H-7 Warrants was adjusted proportionally to an additional 2,922,020 shares of common stock, for an aggregate of 3,623,270 Series H-7 Warrants outstanding.

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

Series I Warrants

On August 6, 2025, the Company issued certain warrants to purchase up to an aggregate of 875,000 shares of the Company’s common stock (the “Series I Warrants”) pursuant to the Series I Purchase Agreement, with an exercise price of $8.00 per share and a date of expiration five years from the date of issuance. The Series I Warrants are entitled to certain anti-dilution adjustments, if the Company issues shares of its common stock at a lower price per share than the applicable exercise price.

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

The Consultant Warrants were valued using the Black-Scholes option pricing model on the date of issuance using the following assumptions: (a) fair value of common stock with a range of $8.00 - $17.50 per share, (b) expected volatility of 79.00%, (c) dividend yield of 0%, (d) risk-free interest rate of 3.80%, and (e) expected life of 2 years. The grant date fair value of the Consultant Warrants was $4,892,000, of which, $1,680,930 of fair value assigned to the First Tranche Warrant was initially recorded to prepaid expense on the consolidated balance sheets as of December 31, 2025, and will be expensed as the services are rendered. The Company recorded $992,574 in prepaid expense on the unaudited condensed consolidated balance sheets for the Second Tranche as of March 31, 2026. The total fair value of the Consultant Warrants recorded in prepaid expense as of March 31, 2026, was $1,042,285.

For the three months ended March 31, 2026, the Company recorded $611,468 of stock-based compensation related to the First Tranche Warrants under general and administrative expenses on the unaudited condensed consolidated statement of operations.

NOTE 8. DERIVATIVE INSTRUMENTS

The Company records a derivative liability related to the derivatives embedded within the Series I Preferred Stock, primarily related to make-whole and penalty dividend features (see Note 7. Stockholders’ Equity). Changes in fair value are recognized in earnings in change in fair value – derivative liability in the unaudited condensed consolidated statements of operations.

The following table presents the fair value of the Company’s embedded derivatives as of March 31, 2026:

	Balance Sheet Location	Fair Value
Series I derivative liability	Non-current liabilities	$25,000
Total		$25,000

For the three months ended March 31, 2026, the Company recognized a loss of $6,000 related to embedded derivatives.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.

The following table presents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Prime institutional money market fund	$450,115	$-	$-	$450,115
U.S. Treasury Notes – under 90 days	1,992,740	-	-	1,992,740
U.S. Treasury Notes – over 90 days	2,966,360	-	-	2,966,360
Derivative liabilities	-	-	(25,000)	(25,000)
Total	$5,409,215	$-	$(25,000)	$5,384,215

Level 1 inputs consist of quoted prices in active markets for identical assets. The Company’s derivative liabilities are classified within Level 3 of the fair value hierarchy because the valuation incorporates significant unobservable inputs.

The following table sets forth a summary of the change in the fair value of the derivative liability, which is considered a Level 3 investment, that is measured at fair value on a recurring basis:

Balance on December 31, 2025	$19,000
Change in fair value of derivative liability	6,000
Balance on March 31, 2026	$25,000

During the three months ended March 31, 2026 and 2025, the Company recorded a loss of $6,000 and $1,531,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

The Company estimated the $25,000 and $19,000 fair value of the bifurcated embedded derivative at March 31, 2026 and December 31, 2025, respectively, using a Monte Carlo simulation model, with the following inputs:

	March 31,	December 31,
	2026	2025
Volatility	115.0%	130.0%
Time to maturity	0.85	1.18
Discounted market interest	9.91%	7.5%
Dividend rate	7.0%	7.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	9.0%	9.0%

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

NOTE 10. SEGMENT REPORTING

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

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended March 31,
	2026	2025
Consulting expenses	$124,864	$1,036,818
Personnel expenses	160,161	407,918
Other expenses*	1,416,030	528,816
Total operating expenses	$1,701,055	$1,973,552

*	Other expenses primarily consists of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

NOTE 11. LEASES

The following table summarizes sublease income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Sublease income	$85,967	$-

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

Related-Party Incurred Expenses

		Three Months Ended March 31,
Related Party	Classification	2026	2025
Electric Power Energy	Research and development	$125,000	$174,165
Electric Power Energy	General and administrative	-	231,745
Total		$125,000	$405,910

Related-Party Liabilities

Related Party	Classification	March 31, 2026	December 31, 2025
Electric Power Energy	Accrued expenses and other current liabilities	$5,000	$5,000
Total		$5,000	$5,000

NOTE 13. INCOME TAXES

No income tax benefit was recognized on losses incurred during the three months ended March 31, 2026 and 2025 due to the Company’s full valuation allowance position against deferred tax assets.

NOTE 14. SUBSEQUENT EVENTS

Joint Development and License Agreement

On April 27, 2026, the Company entered into a Joint Development and License Agreement (the “JDA”) with Kopin Corporation, a Delaware corporation (“Kopin”), pursuant to which the Company and Kopin agreed to collaborate on the development and commercialization of Kopin’s interface for GPU-to-GPU connectivity and will work together to develop a prototype and demonstration version of the Project Technology (as defined below) in accordance with one or more statements of work or purchase orders (each, a “Development Plan”) agreed in writing between the parties from time to time, which shall set out the scope, deliverables, timelines and other relevant terms of the applicable development activities. Any data communications chip technology that is to be developed by either party in performance of any Development Plan is herein referred to as the “Project Technology.”

Pursuant to the JDA, the Company has agreed to pay Kopin up to $15,000,000 for the development of the Project Technology through achievement of at least one successful prototype demonstration (a “Successful Demo”) in accordance with the Development Plan(s) and the funding schedule agreed by the parties (the “Development Funds”). The Company has agreed to issue an initial purchase order of $5,000,000 within 10 business days after the date on which the JDA was entered into, and payable within ten business days of Kopin’s receipt of such purchase order. Further, the Company agreed that it will ensure that at least $5,000,000 of funds are available in a segregated account to cover Development Plan needs. Following this initial purchase order, the Company will pay Kopin the remaining Development Funds in installments in accordance with a time-based funding schedule agreed by the parties as part of the applicable Development Plan. Following achievement of a Successful Demo, the parties agreed to negotiate in good faith for a period of one year to agree upon a funding, development, manufacturing and commercialization plan for production deployment of the Project Technology, as agreed in writing by the parties (the “Production Plan”), which is expected to include an additional payment by the Company of approximately $15,000,000 to $25,000,000.

In further consideration of Kopin’s contributions to the development of the Project Technology, the Company has agreed to issue to Kopin shares of the Company’s Series J Convertible Preferred Stock, par value $0.0001 per share (“Series J Preferred Stock”), constituting 19.9% of the pro forma fully-diluted outstanding shares of the Company’s common stock, excluding shares of common stock underlying unexercised options, warrants, and other common stock equivalents, subject to certain anti-dilution adjustments upon the sale or issuance of common stock or common stock equivalents, or the conversion or exercise of outstanding common stock equivalents as further described below. Pursuant to the JDA, the Company agreed to take all actions necessary to give full force and effect to the adjustment provisions set forth in the Certificate of Designations Series J Convertible Preferred Stock (the “Series J Certificate of Designations”), including through the issuance of additional shares of Series J Preferred Stock to Kopin in such amounts as may be required to ensure that the number of shares of Series J Preferred Stock issued to Kopin are convertible into the Maximum Issuance (as defined below) upon each Dilutive Issuance or Dilutive Conversion (as each term is defined below), as applicable, in accordance with the terms of the Series J Certificate of Designations. Either the Company or Kopin may terminate the JDA upon sixty days’ written notice of material breach (subject to a cure period) or immediately upon a bankruptcy event of the other party. In the event of termination arising from the Company’s breach, failure to fund, or a bankruptcy event, Kopin has the right to continue to develop, use, and commercialize the Project Technology without restriction, and the Company has agreed to assign to Kopin all of its right, title, and interest in the Project Technology.

Pursuant to the JDA, the Company has agreed that, during the term of the JDA and for three years thereafter, neither the Company nor its affiliates will (a) acquire beneficial ownership of more than 9.9% of the outstanding voting securities of Kopin; (b) make or participate in any tender offer, exchange offer, merger or other business combination involving Kopin; (c) solicit proxies or consents with respect to securities of Kopin; or (d) otherwise seek to obtain control of Kopin other than through a transaction approved by Kopin’s board of directors.

Supply Agreement

Concurrently with the JDA, on April 27, 2026, the Company and Kopin also entered into that certain Commercial Supply Agreement (the “Supply Agreement”). Under the Supply Agreement, Kopin has appointed the Company as the exclusive seller of any products incorporating the Project Technology and developed under the JDA (the “Products”) to end users located worldwide, excluding countries subject to comprehensive U.S trade or economic sanctions (the “Territory”). Kopin has retained exclusive supply and distribution rights with respect to the sale of Products to the automotive, military, and defense markets, and has the right to prioritize supply to such markets.

The Company is required to purchase its entire requirements for Products from Kopin, except following the occurrence of any of the following: (a) Kopin’s failure to deliver at least 90% of the quantity of Products ordered by the Company in an accepted purchase order within the applicable lead times agreed by the parties (plus a grace period of 30 days), in each case other than where such failure is due to (x) supply constraints, component shortages or manufacturing limitations, or (y) compliance with Kopin’s other contractual, legal or regulatory obligations; (b) Kopin’s written notice to the Company that Kopin will be unable to fulfill a material portion of any purchase order; (c) Kopin’s failure, over two (2) consecutive quarters, to use commercially reasonable efforts to maintain manufacturing capacity sufficient to support the Company’s forecasted requirements, as agreed between the parties; or (d) Kopin’s discontinuation of manufacturing operations for the Products for a period of sixty (60) or more consecutive days (other than for scheduled maintenance disclosed to the Company in advance), except with regard to each of the foregoing, to the extent directly caused by (i) acts beyond Kopin’s reasonable control; (ii) the Company’s failure to perform any of its obligations under the Supply Agreement; (iii) Kopin’s compliance with any contractual, legal, or regulatory obligation to prioritize supply to governmental, military or defense customers; (iv) any increase in purchase orders or forecasted requirements by the Company that is not consistent with the most recent forecast provided to Kopin or that exceeds agreed ramp-up parameters between the parties; or (v) any purchase order or requested delivery date that does not comply with the applicable lead times agreed by the parties (each, an “Inability to Supply Event”). In the event of an Inability to Supply Event, the Company may, solely to the extent necessary and subject to written agreement with Kopin, manufacture Products in the Territory. Any such right terminates immediately upon Kopin’s ability to resume supply.

The Company and Kopin have agreed to cooperate in good faith to develop a mutually acceptable manufacturing ramp-up plan (the “Ramp-Up Plan”) which will include: (a) identification and procurement of tooling, equipment, and other capital assets required for factory production of the Products; (b) qualification and sourcing of components and raw materials necessary for manufacture of the Products; (c) establishment of a timeline for the commencement and scaling of commercial manufacturing operations; (d) a detailed budget setting forth the estimated costs associated with each element of the Ramp-Up Plan. The parties intend to finalize the Ramp-Up Plan within one year following successful completion of the product development phase under the JDA.

The Supply Agreement has an initial term of four years commencing on the effective date, with automatic one-year renewal periods unless either party provides written notice of non-renewal at least 90 days prior to the end of the then-current term. Upon expiration or termination, all indebtedness of the Company to Kopin will become immediately due and payable, and the Company will be required to cease representing itself as Kopin’s authorized representative and return or destroy all confidential information.

Private Placement

On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Series K Purchase Agreement”) with certain accredited investors (the “Series K Investors”), pursuant to which it agreed to sell to the Series K Investors (i) an aggregate of 21,500 shares of the Company’s newly-designated Series K Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 8,565,737 shares of the Company’s Common Stock at an initial conversion price of $2.51 per share (the “Series K Preferred Stock”) and (ii) warrants to acquire up to an aggregate of 8,565,737 shares of Common Stock (the “Series K Warrants”) at an exercise price of $2.51 per share (collectively, the “Series K Private Placement”).

The Series K Private Placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Series K Investors has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Series K Preferred Stock and Series K Warrants were offered and sold without any general solicitation by the Company or its representatives.

The closing of the Series K Private Placement occurred on April 29, 2026 (the “Closing Date”). The aggregate gross proceeds from the Series K Private Placement were $21,500,000. The Company expects to use the net proceeds from the Series K Private Placement for general corporate purposes.

The Series K Purchase Agreement contains certain representations and warranties, covenants and indemnification provisions customary for similar transactions. The representations, warranties and covenants contained in the Series K Purchase Agreement were made solely for the benefit of the applicable parties to the Series K Purchase Agreement and may be subject to limitations agreed upon by the applicable contracting parties. Among other covenants, the Series K Purchase Agreement requires the Company to hold a meeting of its stockholders not later than June 26, 2026, to seek approval for the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series K Purchase Agreement pursuant to the terms of the Series K Preferred Stock and the applicable Series K Warrants (the “Stockholder Approval” and the date on which such Stockholder Approval is received, the “Stockholder Approval Date”).

In connection with the Series K Private Placement, pursuant to an engagement letter, dated as of April 23, 2026 (the “Series K GPN Agreement”) with GP Nurmenkari Inc. (“GPN”), the Company engaged GPN to act as placement agent in connection with the Series K Private Placement, pursuant to which, the Company agreed to (i) pay GPN a cash fee equal to 8% of the gross proceeds of the Series K Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses up to $10,000, and (iii) issue GPN on the Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of Common Stock initially underlying the Series K Preferred Stock issued in the Series K Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series K Warrants.

Registration Rights

In connection with the Series K Purchase Agreement, on April 27, 2026, the Company and the Series K Investors entered into a Registration Rights Agreement (the “Series K Registration Rights Agreement”), pursuant to which the Company is obligated, among other things, to (A) file a resale registration statement (the “Series K Registration Statement”) with the SEC to register for resale promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, the sum of (i) 200% of the maximum number of Series K Conversion Shares issuable upon conversion of the Series K Preferred Stock ((x) assuming for purposes hereof that the shares of Series K Preferred Stock are convertible at the Floor Price and (y) any such conversion shall not take into account any limitations on the conversion of the Series K Preferred Stock set forth in the Series K Certificate of Designations) and (ii) 200% of the maximum number of Series K Warrant Shares issuable upon exercise of the Series K Warrants ((x) assuming for purposes hereof that such Series K Warrants will be exercised at the initial exercise price as set forth in such Series K Warrants and (y) any such exercise shall not take into account any limitations on the exercise of such Series K Warrants as set forth therein), in each case subject to the adjustments set forth in the Series K Certificate of Designations and Series K Warrants, (B) have such Series K Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series K Registration Rights Agreement and as may be amended from time to time), and (C) maintain the registration until the earlier of (x) the date on which the holders of the Series K Preferred Stock or Series K Warrants may sell their Series K Conversion Shares or Series K Warrant Shares without restriction pursuant to Rule 144 under the Securities Act, and (y) the date on which such holders no longer hold any Series K Conversion Shares or Series K Warrant Shares. The Company will be obligated to pay certain liquidated damages to the Series K Investors if the Company fails to file the Series K Registration Statement when required, fails to cause the Series K Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series K Registration Statement pursuant to the terms of the Series K Registration Rights Agreement

Omnibus Amendments and Warrants

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment Agreement (the “Series H-7 Omnibus Amendment”) with the Required Holders (as defined in the Certificate of Designations of the Series H-7 Convertible Preferred Stock (the “Series H-7 Certificate of Designations”), pursuant to which, the Required Holders agreed to amend and restate the Series H-7 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series H-7 Preferred Stock (the “Amended and Restated Series H-7 Certificate of Designations”) with the Secretary of State of the State of Delaware. The Amended and Restated Series H-7 Certificate of Designations was filed on April 27, 2026 to (i) extend the maturity date of the Series H-7 Convertible Preferred Stock to October 27, 2027, and (ii) remove the amortization payments and related terms and covenants.

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment Agreement (the “Series I Omnibus Amendment” and together with the Series H-7 Omnibus Amendment, the “Omnibus Amendments”) with the Required Holders (as defined in Series I Certificate of Designations), pursuant to which, the Required Holders agreed to amend and restate the Series I Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series I Preferred Stock (the “Amended and Restated Series I Certificate of Designations”) with the Secretary of State of the State of Delaware. The Amended and Restated Series I Certificate of Designations was filed on April 27, 2026 to (i) extend the maturity date of the Series I Convertible Preferred Stock to October 27, 2027, and (ii) remove the amortization payments and related terms and covenants.

Pursuant to the Omnibus Amendments, the Company agreed to issue to the Required Holders, warrants to purchase up to an aggregate of 1,000,000 shares of the Company’s Common Stock (the “Waiver Warrants”), pro rata based on the number of shares of Series H-7 Preferred Stock and Series I Preferred Stock held as of the date of the Omnibus Amendments.

Altucher Consulting Agreement

As previously disclosed, on August 4, 2025, the Company entered into a consulting services agreement (the “Prior Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Prior Consultants”), pursuant to which, the Prior Consultants agreed to provide certain consulting services to the Company.

On April 27, 2026, the Company and the Prior Consultants agreed to amend and restate the Prior Altucher Consulting Agreement by entering into an amended and restated consulting services agreement (the “Altucher Consulting Agreement”) by and between the Company and JD Advisors, LLC, an affiliate of the Prior Consultants (the “Consultant”). Pursuant to the Altucher Consulting Agreement, the Consultant agreed to provide certain consulting services to the Company, including but not limited to: contributing to product development and roadmap decisions, leading and advising on marketing strategy, branding and go-to-market execution, assisting with recruiting, hiring and team-building efforts, managing and guiding social media presence and communications and supporting general management initiatives across the business and any other consulting or advisory services which the Company reasonably requests that the Consultant provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon the mutual written consent of the Company and the Consultant in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, and subject to the Consultant entering into a warrant cancellation agreement for the purpose of cancelling previously issued warrants to purchase up to 900,000 shares of Common Stock under the Prior Altucher Consulting Agreement, the Company will issue to the Consultant warrants to purchase up to an aggregate of 900,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $3.00 per share, which are immediately exercisable upon issuance (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share, which will be exercisable six months from the date of issuance (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $9.00 per share (the “Third Tranche Warrant”), which will be exercisable twelve months from the date of issuance, and (iv) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together with the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be exercisable eighteen months from the date of issuance, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein and will have a term of five years from the date of the applicable issuance.

Equity Incentive Awards

On April 27, 2026 (the “Board Approval Date”), the Board of the Company approved grants to Joshua Silverman, the Company’s Chief Executive Officer, subject to the stockholder approval of an amendment to the Company’s Long-Term Incentive Plan (as amended, the “Plan”) increasing the authorized share limit under the Plan (the “Incentive Plan Authorized Share Stockholder Approval”), consisting of restricted shares of Common Stock equal to an aggregate value of $900,000, calculated as of the Board Approval Date (the “RSA Award”), vesting (i) 25% as of the date of the Incentive Plan Authorized Share Stockholder Approval (the “Incentive Plan Approval Date”), (ii) 25% on June 30, 2026, (iii) 25% on September 30, 2026, and (iv) 25% on December 31, 2026, provided Mr. Silverman continues to provide services to the Company through the applicable vesting date and subject to the terms and conditions of the Plan.

On the Board Approval Date, the Board of the Company also approved grants to each of Sebastian Giordano, Zvi Joseph, Greg Schiffman, and Wayne Walker, each a director of the Company (the “Directors”), of stock options to acquire the number of shares of Common Stock equal to an aggregate value of $338,000 or, $84,500 each, as of the Board Approval Date, utilizing the Black-Scholes valuation method to calculate the applicable number of shares on such date with an exercise price equal to the fair market value of the Company’s Common Stock on the Incentive Plan Approval Date (the “Director Stock Options”). The Director Stock Options will be issued on the Incentive Plan Approval Date and will be issued pursuant to, and be subject to the terms and conditions of, the Plan. The Director Stock Options will vest (a) 25% as of the Incentive Plan Approval Date; (b) 25% on June 30, 2026; (c) 25% on September 30, 2026; and (d) 25% on December 31, 2026, provided the Director continues to provide services to the Company through the applicable vesting date.

Name Change

On April 27, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incoporation (the “Certificate of Amendment”) to change the name of the Company from “StableX Technologies, Inc.” to “Fabric.AI, Inc.,” effective as of 12:01 Eastern Time on April 28, 2026. In addition, effective before the open of market trading on April 29, 2026, the Company’s Common Stock ceased trading under the ticker symbol “SBLX” and began trading on the Nasdaq Stock Market under the ticker symbol “FABC”.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” “would” and “will” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions, statements concerning the Company’s expectations regarding the development and commercialization of its fabless semiconductor technologies for AI data center infrastructure, the Company’s collaboration with the Kopin Corporation, and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q and our other reports filed with the SEC titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For a more detailed discussion of other factors that may affect our business and that could cause our actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 30, 2026. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “Fabric.AI” refer to Fabric.AI and its subsidiary.

Overview

The Company is a fabless semiconductor company focused on the design and development of optical interconnect technologies and other system-critical semiconductor solutions for artificial intelligence (“AI”) data center infrastructure. In April 2026, we commenced a strategic transition toward a new business model focused on the design and development of fabless semiconductor technologies for AI data center infrastructure, including MicroLED-based optical interconnects and other system-critical semiconductor solutions intended to enable faster, more efficient, and more scalable AI workloads. In connection with this strategic transformation, effective April 28, 2026, the Company changed its corporate name from StableX Technologies, Inc. to Fabric.AI, Inc. and changed its ticker symbol on The Nasdaq Stock Market LLC (“Nasdaq”) from “SBLX” to “FABC,” which commenced trading under the new symbol on April 29, 2026. The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed on Nasdaq.

Our initial product under development is the Neural I/o™ chip (the “Neural I/o chip”), a micro light-emitting diode (“MicroLED”) based optical interconnect being developed in collaboration with Kopin Corporation, a Delaware corporation (“Kopin”) (Nasdaq: KOPN), pursuant to a Joint Development and License Agreement dated April 27, 2026 (the “JDA”), by and between the Company and Kopin. The Neural I/o chip is intended to replace traditional electrical interconnects with optical links to enable high-bandwidth, low-latency communication between compute nodes, with an initial focus on GPU-to-GPU connectivity for AI data center applications.

We have a limited operating history in the AI semiconductor industry. We are a development-stage company with no revenue from our semiconductor operations to date, and there can be no assurance that we will successfully develop, commercialize, or achieve market acceptance of our technologies.

Our Strategy

Our strategy is to develop and commercialize semiconductor technologies that address what we believe are critical performance constraints in AI data center infrastructure. As AI workloads have grown in complexity and scale, we believe that the performance of interconnect subsystems, the components that enable data movement between processors, memory, and other compute nodes, has become an increasingly significant constraint on overall system performance. Our strategy is focused on the following key elements:

●	Develop and commercialize MicroLED-based optical interconnect technology. Our near-term focus is the development of the Neural I/o chip, which we believe has the potential to offer advantages in power efficiency, bandwidth density, and cost relative to existing copper-based and laser-based interconnect solutions.

●	Leverage our collaboration with Kopin Corporation. We are developing our initial MicroLED-based interconnect technology in collaboration with Kopin, which we believe is the only company currently capable of producing programmable MicroLEDs. Both companies jointly develop and share in the intellectual property created through this partnership.

●	Expand into additional system-critical semiconductor technologies. Over time, we intend to develop a broader suite of semiconductor technologies designed for AI workloads, beginning with interconnects and potentially expanding into other system-critical components.

●	Pursue strategic relationships with potential customers. We are engaged in preliminary discussions with leading AI and hyperscale technology companies regarding the potential integration of our technology into their systems, and we have entered into non-disclosure agreements with two chipmakers. There can be no assurance that any of these discussions will result in definitive agreements or revenue.

Market Opportunities

Data center interconnects are the semiconductor subsystems that enable data transmission between processors, memory modules, accelerators, and other compute nodes within a data center. According to 360iResearch, the broader interconnect market is estimated at approximately $138 billion as of the date of this filing. Industry analysts project that the data center optical interconnect market alone will reach tens of billions of dollars annually within the next several years, driven in significant part by AI infrastructure demand.

As AI model sizes, training clusters, and inference workloads have continued to scale, we believe that interconnect bandwidth has become an increasingly significant constraint on overall data center system performance. The interconnect market is currently served primarily by two incumbent technology categories:

1.	Copper-based interconnects are widely deployed, relatively inexpensive, and technologically mature. However, copper-based solutions are subject to signal degradation, heat generation, and power inefficiency at higher bandwidth densities, which limits their effective range and scalability for demanding AI workloads; and

2.	Laser-based optical interconnects (including vertical-cavity surface-emitting laser (“VCSEL”) and silicon photonics) offer extended reach and higher bandwidth relative to copper, but are characterized by higher power consumption, heat generation, precise alignment requirements, and higher per-channel cost, which we believe may limit their scalability in large-scale AI data center deployments.

We believe that MicroLED-based optical interconnects have the potential to address certain of these limitations. MicroLED-based interconnects replace lasers with arrays of microscopic light-emitting diodes and may offer potential advantages including lower power consumption per bit, higher channel density, lower cost at scale, and improved reliability. However, MicroLED-based interconnect technology for data center applications is at an early stage of development, and there can be no assurance that these potential advantages will be realized in commercially viable products.

Products and Technology Under Development

Neural I/o™ Chip

Our initial product under development is the Neural I/o chip, a MicroLED-based optical interconnect chip being developed in collaboration with Kopin. The Neural I/o chip is designed to replace traditional electrical interconnects with MicroLED-based optical links, with the objective of enabling high-bandwidth, low-latency communication between compute nodes while reducing energy consumption relative to incumbent solutions.

The Neural I/o chip leverages Kopin’s proprietary MicroLED technology and patented bi-directional NeuralDisplay architecture. This architecture repurposes programmable MicroLED pixels as optical transceivers designed to transmit data while consuming less power per bit than existing copper-based or laser-based solutions. The Neural I/o chip is being designed with the goal of delivering high bandwidth and low-latency data transfer at a lower power envelope than laser-based alternatives.

The Neural I/o chip is also intended to serve as a component of what we refer to as the “Terminal and Brain” ecosystem, which we envision as a platform for communication between advanced AI systems and intelligent edge devices.

The Neural I/o chip is at an early stage of development. We have not yet completed a prototype, and there can be no assurance that the chip will achieve its intended performance specifications, be manufactured at commercially viable cost levels, or gain market acceptance.

Planned Product Expansion

The Neural I/o chip is intended to be the first in a broader suite of fabless semiconductor technologies that we plan to develop for AI data center applications. We intend to develop additional system-critical semiconductor components for AI workloads over time, although the scope, timing, and feasibility of such additional products have not yet been determined.

Collaboration with Kopin Corporation

We are developing our MicroLED-based interconnect technology in collaboration with Kopin Corporation pursuant to the JDA. Kopin is a developer and provider of innovative display and application-specific optical solutions whose product portfolio includes microdisplays, display modules, eyepiece assemblies, image projection modules, head-mounted display systems, Active Matrix Liquid Crystal displays (“AMLCD”), Ferroelectric Liquid Crystal on Silicon (“FLCoS”) displays, MicroLED displays, and Organic Light Emitting Diode (“OLED”) displays, as well as a variety of optics and low-power application-specific integrated circuits.

Under the terms of the JDA, Fabric.AI contributes system-level design capabilities and Kopin contributes its expertise in MicroLED materials science, process development, and fabrication. The parties have agreed to collaborate on the development and commercialization of Kopin’s interface for GPU-to-GPU connectivity and will work together to develop a prototype and demonstration version of the project technology in accordance with one or more development plans agreed in writing between the parties.

Development Funding

Pursuant to the JDA, we have agreed to pay Kopin up to $15,000,000 for the development of the project technology through achievement of at least one successful prototype demonstration (a “Successful Demo”) in accordance with the applicable development plans and an agreed funding schedule. We issued an initial purchase order of $5,000,000 within 10 business days after the date of the JDA, and we have agreed to ensure that at least $5,000,000 of funds are available in a segregated account to cover development plan needs. Following achievement of a Successful Demo, the parties have agreed to negotiate in good faith for a period of one year to agree upon a funding, development, manufacturing and commercialization plan for production deployment of the project technology (a “Production Plan”), which is expected to include an additional payment by us of approximately $15,000,000 to $25,000,000.

Intellectual Property Rights

Intellectual property developed through the collaboration is jointly and equally owned by both companies. Kopin retains sole ownership of its pre-existing technology (the “Background Technology”), and has granted us a non-exclusive, royalty-free, worldwide license under the Background Technology for developing and commercializing the project technology within the scope of our rights under the JDA. In the event of termination arising from our breach, failure to fund, or a bankruptcy event, Kopin has the right to continue to develop, use, and commercialize the project technology without restriction, and we have agreed to assign to Kopin all of our right, title, and interest in the project technology.

Commercialization Rights

We have the exclusive worldwide rights to commercialize the project technology in all commercial markets, subject to Kopin’s exclusive worldwide rights to commercialize the project technology for or with respect to government agencies, military, defense, and government intelligence end users and contractors, on a worldwide basis.

Equity Consideration

As part of the JDA, Kopin holds an equity ownership interest of 19.9% in Fabric.AI through shares of our newly designated Series J Convertible Preferred Stock, par value $0.0001 per share (the “Series J Preferred Stock”), which are convertible into shares of Common Stock at an initial conversion price of $2.51 per share, subject to customary adjustments and certain anti-dilution protections. The Series J Preferred Stock accrues dividends at 6% per annum, payable semi-annually, which may be paid in cash or in kind at our election.

Key Personnel

In May 2026, the Company appointed Bill Maffucci as Head of Development for the Neural I/o chip program. Mr. Maffucci has over a decade of experience at Kopin, where he currently serves as Senior Vice President of Product Development & Strategy, a role he assumed in December 2025. Prior to this role, Mr. Maffucci served as Senior Vice President of Business Development and Strategy at Kopin, and earlier held the position of Vice President and General Manager, overseeing operations and product commercialization. Before joining Kopin, Mr. Maffucci held positions at Intevac Photonics, where he developed expertise in optical sensors and optics. Kopin has also recently reorganized its engineering organization to accommodate the focus required for this collaboration.

Customers and Business Development

As of the date of this filing, we have not generated any revenue from our semiconductor operations. We are in the early stages of business development and have entered into non-disclosure agreements with two chipmakers in connection with preliminary discussions regarding MicroLED-based optical interconnect technology. We are also engaged in preliminary discussions with certain AI and hyperscale technology companies regarding the potential integration of our interconnect technology into their systems. These discussions are at a preliminary stage and may not progress to definitive agreements, and there can be no assurance that any of these discussions or non-disclosure agreements will result in commercial agreements, supply arrangements, or revenue.

Business Model and Manufacturing

We operate as a fabless semiconductor company, which means that we focus on the design and development of our semiconductor technologies and intend to outsource the fabrication and manufacturing of our chips to third-party contract manufacturers. This model is intended to allow us to focus our financial and personnel resources on research, design, and development activities while leveraging the manufacturing infrastructure and expertise of established fabrication partners.

Commercial Supply Agreement

Concurrently with the JDA, on April 27, 2026, we entered into a Commercial Supply Agreement with Kopin (the “Supply Agreement”). Under the Supply Agreement, Kopin has appointed us as the exclusive seller of any products incorporating the project technology and developed under the JDA (the “Products”) to end users located worldwide, excluding countries subject to comprehensive U.S. trade or economic sanctions. Kopin has retained exclusive supply and distribution rights with respect to the sale of Products to the automotive, military, and defense markets, and has the right to prioritize supply to such markets. All Products incorporating the project technology are required to be manufactured exclusively by or on behalf of Kopin.

We are required to purchase our entire requirements for Products from Kopin, except following the occurrence of certain supply failure events, including Kopin’s failure to deliver at least 90% of ordered quantities within applicable lead times or Kopin’s discontinuation of manufacturing operations for the Products for 60 or more consecutive days. In the event of such a supply failure, we may, solely to the extent necessary and subject to written agreement with Kopin, manufacture Products in the applicable territory, and any such right terminates immediately upon Kopin’s ability to resume supply.

The Supply Agreement has an initial term of four years commencing on the effective date, with automatic one-year renewal periods unless either party provides written notice of non-renewal at least 90 days prior to the end of the then-current term.

Competition

The markets for AI infrastructure and data center interconnect technologies are intensely competitive and subject to rapid technological change. We face competition from established providers of copper-based and laser-based interconnect solutions, many of which have significantly greater financial, technical, manufacturing, marketing, and distribution resources than we do. Competitors in the interconnect market include large, diversified semiconductor companies, as well as specialized optical interconnect providers. Many of our potential competitors have longer operating histories, larger and more established customer bases, and more extensive research and development capabilities.

We believe the principal competitive factors in our market include product performance (including bandwidth, latency, and power efficiency), cost, reliability, scalability, ease of integration with existing systems, and the ability to establish and maintain customer relationships. Our ability to compete will depend on our ability to successfully develop and commercialize our MicroLED-based interconnect technology and demonstrate that its performance characteristics offer meaningful advantages relative to incumbent solutions. There can be no assurance that we will be able to compete effectively against current or future competitors.

Intellectual Property

Our ability to compete effectively will depend in part on our ability to develop, maintain, and protect proprietary technology and intellectual property rights. Intellectual property developed through our collaboration with Kopin is jointly owned by both companies. Our technology leverages Kopin’s patented bi-directional NeuralDisplay™ architecture, and we are dependent on Kopin’s existing intellectual property portfolio as a foundation for our product development.

We intend to rely on a combination of patent, trade secret, copyright, and trademark laws, as well as confidentiality agreements with our employees, consultants, and third parties, to protect our intellectual property. However, there can be no assurance that these measures will be sufficient to protect our technology from misappropriation or that third parties will not independently develop competing technologies. We may also face claims of intellectual property infringement from third parties. See “Item 1A. Risk Factors” for a discussion of risks related to our intellectual property.

Government Regulation

Our business is subject to a wide variety of federal, state, local, and foreign laws and regulations. The following is a summary of certain material regulatory frameworks applicable to our operations. This summary is not exhaustive, and additional regulatory requirements may apply to our business as it evolves.

Export Controls and Trade Regulations

The design, development, and potential sale of semiconductor technologies, including optical interconnect products intended for AI data center applications, are subject to U.S. export control laws and regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) under the Export Administration Regulations (“EAR”), as well as economic sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). In recent years, the U.S. government has significantly expanded export controls applicable to advanced semiconductor technologies, AI-related hardware, and supercomputing components, including through rules restricting the export of advanced computing chips and semiconductor manufacturing equipment to certain countries and end-users. While our products are currently in the development stage, the classification and exportability of our products under the EAR, including the Commerce Control List, will be determined based on their technical specifications and intended end uses. If our products, once developed, are classified under export-controlled categories (including items subject to deemed export restrictions), we may be required to obtain licenses or other authorizations prior to export or re-export, and certain destinations, entities, or end uses may be prohibited entirely. Changes to the EAR, the Entity List, or other restricted party lists, or the imposition of new sanctions, could limit our ability to sell products in key international markets, restrict our ability to collaborate with foreign partners or contract manufacturers, or otherwise materially and adversely affect our business. We intend to implement an export compliance program commensurate with the scope of our operations.

Semiconductor Industry Regulation

The semiconductor industry is subject to ongoing regulatory attention in the United States and internationally. The CHIPS and Science Act of 2022 (the “CHIPS Act”) established significant federal investment incentives and restrictions related to domestic semiconductor manufacturing and research. While the CHIPS Act is primarily directed at semiconductor fabrication facilities, certain of its provisions—including research and development incentives—may be relevant to fabless semiconductor companies such as ours. At the same time, recipients of CHIPS Act incentives are subject to restrictions on expanding semiconductor manufacturing capacity in countries of concern, which could affect the availability of contract manufacturing capacity for companies in our industry. We monitor legislative and regulatory developments related to the CHIPS Act and other semiconductor-focused policy initiatives, though we cannot predict the ultimate scope or impact of such policies on our business.

Artificial Intelligence Regulation

Governments in the United States and abroad are actively considering or have adopted various regulatory frameworks applicable to AI technologies and infrastructure. In the United States, executive orders and proposed legislation have addressed topics including AI safety, national security applications of AI, and the role of computing infrastructure in AI development. At the state level, various jurisdictions have enacted or proposed legislation addressing AI governance, transparency, and accountability. Internationally, the European Union’s Artificial Intelligence Act and similar frameworks in other jurisdictions may impose requirements on providers of AI systems and, potentially, on providers of infrastructure components used in AI applications. While the direct application of many of these frameworks to semiconductor component providers such as us is still developing, changes in AI regulation could affect demand for AI infrastructure, impose new compliance obligations on our customers (which could in turn affect their purchasing decisions), or directly regulate aspects of our business. We cannot predict the scope, timing, or impact of future AI regulations on our business.

Environmental, Health, and Safety Regulations

Although we are a fabless semiconductor company and do not currently operate manufacturing facilities, our business is nonetheless subject to various environmental, health, and safety laws and regulations. To the extent we maintain laboratory or testing facilities, such operations may be subject to federal, state, and local requirements regarding the handling, storage, and disposal of hazardous materials, as well as workplace safety standards administered by the Occupational Safety and Health Administration (“OSHA”). Additionally, our future products, if commercialized, would be subject to laws governing the use of hazardous substances in electronic products, including the European Union’s Restriction of Hazardous Substances Directive (“RoHS”) and the Registration, Evaluation, Authorisation and Restriction of Chemicals regulation (“REACH”), as well as the Waste Electrical and Electronic Equipment Directive (“WEEE”) and similar regulations in other jurisdictions. These regulations restrict the use of certain materials in semiconductor products and impose recycling and disposal obligations on producers of electronic equipment. Compliance with current and future environmental regulations may require us to incur costs or modify product designs, and failure to comply could result in fines, penalties, or restrictions on the sale of our products in certain markets.

Data Privacy and Security

To the extent our operations involve the collection, storage, processing, or transmission of personal data or other sensitive information—including in connection with employee data, customer interactions, or business development activities—we are subject to various federal, state, and international data privacy and cybersecurity laws and regulations. These include, among others, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), similar state privacy laws enacted in other jurisdictions, and, to the extent applicable to any future international operations, the European Union’s General Data Protection Regulation (“GDPR”) and other international data protection frameworks. These laws impose obligations regarding notice, consent, data minimization, security safeguards, and individual rights, and provide for significant penalties for non-compliance. Additionally, as a provider of components for AI data center infrastructure, we may be subject to customer-imposed cybersecurity and data protection requirements, particularly from hyperscale and enterprise customers that maintain stringent supply chain security standards.

International Trade and Tariffs

Our fabless business model contemplates the use of third-party contract manufacturers, which may be located outside the United States. As a result, our business may be affected by tariffs, import duties, trade agreements, and other trade policy measures imposed by the United States or foreign governments. Trade tensions between the United States and certain countries, particularly in Asia where a significant portion of global semiconductor manufacturing capacity is concentrated, have resulted in increased tariffs, export restrictions, and supply chain disruption risk for the semiconductor industry. Changes in trade policy, the imposition of new or increased tariffs on semiconductor components or materials, or disruption of international supply chains could increase our costs, limit access to manufacturing partners, or delay product development and commercialization.

Human Capital Resources

As of May 14, 2026, we had zero full-time employees. We also engage consultants and contractors as needed to supplement our internal capabilities. We believe that our future success depends in significant part on our ability to attract, retain, and motivate qualified engineering, scientific, and management personnel. Competition for such personnel in the semiconductor industry is intense. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Recent Developments

Joint Development and License Agreement

On April 27, 2026, the Company entered into the JDA with Kopin, pursuant to which the Company and Kopin agreed to collaborate on the development and commercialization of Kopin’s interface for GPU-to-GPU connectivity and will work together to develop a prototype and demonstration version of the Project Technology (as defined below) in accordance with one or more statements of work or purchase orders (each, a “Development Plan”) agreed in writing between the parties from time to time, which shall set out the scope, deliverables, timelines and other relevant terms of the applicable development activities. Any data communications chip technology that is to be developed by either party in performance of any Development Plan is herein referred to as the “Project Technology.”

Pursuant to the JDA, the Company has agreed to pay Kopin up to $15,000,000 for the development of the Project Technology through achievement of at least one successful prototype demonstration (a “Successful Demo”) in accordance with the Development Plan(s) and the funding schedule agreed by the parties (the “Development Funds”). The Company has agreed to issue an initial purchase order of $5,000,000 within 10 business days after the date on which the JDA was entered into, and payable within ten business days of Kopin’s receipt of such purchase order. Further, the Company agreed that it will ensure that at least $5,000,000 of funds are available in a segregated account to cover Development Plan needs. Following this initial purchase order, the Company will pay Kopin the remaining Development Funds in installments in accordance with a time-based funding schedule agreed by the parties as part of the applicable Development Plan. Following achievement of a Successful Demo, the parties agreed to negotiate in good faith for a period of one year to agree upon a funding, development, manufacturing and commercialization plan for production deployment of the Project Technology, as agreed in writing by the parties (the “Production Plan”), which is expected to include an additional payment by the Company of approximately $15,000,000 to $25,000,000.

Pursuant to the JDA, Kopin must (i) provide the Company with periodic written reports not less than once per month concerning all material activities undertaken in respect of the applicable Development Plan, (ii) keep the Company informed on a timely basis concerning all material progress in the applicable Development Plan, and (iii) at the Company’s reasonable written request, from time to time, provide the Company with information relating to the progress of the applicable Development Plan.

In further consideration of Kopin’s contributions to the development of the Project Technology, the Company has agreed to issue to Kopin shares of the Company’s Series J Preferred Stock, constituting 19.9% of the pro forma fully-diluted outstanding shares of the Company’s Common Stock, excluding shares of common stock underlying unexercised options, warrants, and other common stock equivalents, subject to certain anti-dilution adjustments upon the sale or issuance of Common Stock or common stock equivalents, or the conversion or exercise of outstanding common stock equivalents as further described below. Pursuant to the JDA, the Company agreed to take all actions necessary to give full force and effect to the adjustment provisions set forth in the Certificate of Designations Series J Convertible Preferred Stock (the “Series J Certificate of Designations”), including through the issuance of additional shares of Series J Preferred Stock to Kopin in such amounts as may be required to ensure that the number of shares of Series J Preferred Stock issued to Kopin are convertible into the Maximum Issuance (as defined below) upon each Dilutive Issuance or Dilutive Conversion (as each term is defined below), as applicable, in accordance with the terms of the Series J Certificate of Designations.

Pursuant to the JDA, the Company and Kopin have agreed to jointly and equally own all right, title, and interest in the Project Technology developed under the JDA, while Kopin retains sole ownership of pre-existing technology in its possession on the date of the JDA, and any improvements and modifications to such technology, excluding Project Technology (the “Background Technology”). Kopin has granted the Company a non-exclusive, royalty-free, worldwide license under Kopin’s Background Technology for developing and commercializing the Project Technology within the scope of the Company’s rights under the JDA. The Company has the exclusive worldwide rights to commercialize the Project Technology in all commercial markets, subject to Kopin’s exclusive worldwide rights to commercialize the Project Technology for or with respect to: (a) government agencies, departments, instrumentalities or other public sector bodies, including defense, intelligence, national security and public research bodies; (b) military, defense or government intelligence end users; and (c) defense contractors, subcontractors, integrators and other entities primarily engaged in supplying products or services to government, military, defense or government intelligence markets, in each case on a worldwide basis. All products incorporating the Project Technology are required to be manufactured exclusively by or on behalf of Kopin.

The JDA provides for the establishment of a joint steering committee (the “JSC”) to oversee and coordinate the performance of the JDA, consisting of two representatives from each of the Company and Kopin. Michael Murray, Kopin’s Chief Executive Officer, will serve as one of Kopin’s representatives and as chairperson of the JSC. Members of the JSC may be compensated by the Company and/or Kopin in a manner to be determined by the parties.

Either the Company or Kopin may terminate the JDA upon sixty days’ written notice for material breach (subject to a cure period) or immediately upon a bankruptcy event of the other party. In the event of termination arising from the Company’s breach, failure to fund, or a bankruptcy event, Kopin has the right to continue to develop, use, and commercialize the Project Technology without restriction, and the Company has agreed to assign to Kopin all of its right, title, and interest in the Project Technology.

Pursuant to the JDA, the Company has agreed that, during the term of the JDA and for three years thereafter, neither the Company nor its affiliates will (a) acquire beneficial ownership of more than 9.9% of the outstanding voting securities of Kopin; (b) make or participate in any tender offer, exchange offer, merger or other business combination involving Kopin; (c) solicit proxies or consents with respect to securities of Kopin; or (d) otherwise seek to obtain control of Kopin other than through a transaction approved by Kopin’s board of directors.

The JDA contains certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the JDA were made solely for the benefit of the parties to the JDA and may be subject to limitations agreed upon by the parties.

Supply Agreement

Concurrently with the JDA, on April 27, 2026, the Company and Kopin also entered into that certain Commercial Supply Agreement (the “Supply Agreement”). Under the Supply Agreement, Kopin has appointed the Company as the exclusive seller of any products incorporating the Project Technology and developed under the JDA (the “Products”) to end users located worldwide, excluding countries subject to comprehensive U.S. trade or economic sanctions (the “Territory”). Kopin has retained exclusive supply and distribution rights with respect to the sale of Products to the automotive, military, and defense markets, and has the right to prioritize supply to such markets.

The Company is required to purchase its entire requirements for Products from Kopin, except following the occurrence of any of the following: (a) Kopin’s failure to deliver at least 90% of the quantity of Products ordered by the Company in an accepted purchase order within the applicable lead times agreed by the parties (plus a grace period of 30 days), in each case other than where such failure is due to (x) supply constraints, component shortages or manufacturing limitations, or (y) compliance with Kopin’s other contractual, legal or regulatory obligations; (b) Kopin’s written notice to the Company that Kopin will be unable to fulfill a material portion of any purchase order; (c) Kopin’s failure, over two (2) consecutive quarters, to use commercially reasonable efforts to maintain manufacturing capacity sufficient to support the Company’s forecasted requirements, as agreed between the parties; or (d) Kopin’s discontinuation of manufacturing operations for the Products for a period of sixty (60) or more consecutive days (other than for scheduled maintenance disclosed to the Company in advance), except, with regard to each of the foregoing, to the extent directly caused by (i) acts beyond Kopin’s reasonable control; (ii) the Company’s failure to perform any of its obligations under the Supply Agreement; (iii) Kopin’s compliance with any contractual, legal or regulatory obligation to prioritize supply to governmental, military or defense customers; (iv) any increase in purchase orders or forecasted requirements by the Company that is not consistent with the most recent forecast provided to Kopin or that exceeds agreed ramp-up parameters between the parties; or (v) any purchase order or requested delivery date that does not comply with the applicable lead times agreed by the parties (each, an “Inability to Supply Event”). In the event of an Inability to Supply Event, the Company may, solely to the extent necessary and subject to written agreement with Kopin, manufacture Products in the Territory. Any such right terminates immediately upon Kopin’s ability to resume supply.

The Company and Kopin have agreed to cooperate in good faith to develop a mutually acceptable manufacturing ramp-up plan (the “Ramp-Up Plan”) which will include: (a) identification and procurement of tooling, equipment, and other capital assets required for factory production of the Products; (b) qualification and sourcing of components and raw materials necessary for manufacture of the Products; (c) establishment of a timeline for the commencement and scaling of commercial manufacturing operations; (d) a detailed budget setting forth the estimated costs associated with each element of the Ramp-Up Plan. The parties intend to finalize the Ramp-Up Plan within one year following successful completion of the product development phase under the JDA.

The Supply Agreement has an initial term of four years commencing on the effective date, with automatic one-year renewal periods unless either party provides written notice of non-renewal at least 90 days prior to the end of the then-current term. Upon expiration or termination, all indebtedness of the Company to Kopin will become immediately due and payable, and the Company will be required to cease representing itself as Kopin’s authorized representative and return or destroy all confidential information.

The Supply Agreement also contains customary representations and warranties, indemnification provisions, product warranty provisions, confidentiality obligations, insurance requirements, non-compete restrictions, and other miscellaneous terms.

Series J Convertible Preferred Stock

The Series J Preferred Stock will be convertible into shares of Common Stock (the “Series J Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.51 (the “Series J Conversion Price”), which such Series J Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

The shares of Series J Preferred Stock will rank (i) pari passu to shares of the Company’s Series H-7 Convertible Preferred Stock, par value $0.0001 per share (“Series H-7 Preferred Stock”), and any other class or series of capital stock expressly designated as pari passu with the Series J Preferred Stock (“Parity Stock”) and (ii) senior to the Company’s Series A Junior Participating Preferred Stock, par value $0.0001 per share, the Series H Preferred Stock, par value $0.0001 per share, the Series H Convertible Preferred Stock, par value $0.0001 per share, the Series H-3 Convertible Preferred Stock, par value $0.0001 per share, the Series H-6 Convertible Preferred Stock, par value $0.0001 per share, the Series I Convertible Preferred Stock, par value $0.0001 per share (“Series I Preferred Stock”), and any other class or series of capital stock of the Company that is not expressly designated as Parity Stock or senior in rank to the Series J Preferred Stock (“Senior Preferred Stock”) (such non-designated stock, “Junior Stock”), with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

The number of Series J Conversion Shares initially may not exceed 291,049 (the “Maximum Issuance”); provided, however, that (1) the sale and issuance, in one or more offerings, of any Common Stock or any securities entitling any person to acquire shares of Common Stock (such issuance, a “Dilutive Issuance”) or (2) the issuance of Common Stock (a “Dilutive Conversion”) in connection with any conversions or exercises of any common stock equivalents that are (x) outstanding as of April 27, 2026 or (y) approved for grant by the Board on April 27, 2026, and not yet issued or outstanding as of such date (the “Existing Common Stock Equivalents”), the Maximum Issuance (b) shall be increased to equal the sum of (i) the Maximum Issuance immediately prior to the date of such Dilutive Issuance or Dilutive Conversion, plus (ii) 0.1999 shares of Common Stock for each share of Common Stock issued in connection with such Dilutive Issuance or Dilutive Conversion, as the case may be. Notwithstanding anything to the contrary contained in the Series J Certificate of Designations, once an adjustment to the Maximum Issuance has been made in respect of (A) Dilutive Issuances, and (B) any exercises for cash of Existing Common Stock Equivalents, in an aggregate amount equal to $50 million, no further adjustments shall be made for any subsequent Dilutive Conversions or Dilutive Issuances. For the avoidance of doubt, no adjustment to the Maximum Issuance may be made with respect to a Dilutive Issuance or Dilutive Conversion to the extent that the shares of Common Stock issued in connection therewith previously resulted in an adjustment to the Maximum Issuance.

Without the prior express consent of the Required Holders (as defined in the Series J Certificate of Designations), voting together as a single class, the Company may not (a) amend or repeal any provision of, or add any provision to, its Amended and Restated Certificate of Incorporation (as amended, the “Charter”) or its Amended and Restated Bylaws, as amended, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit of the Series J Preferred Stock; (b) increase or decrease (other than by conversion) the authorized number of Series J Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new Senior Preferred Stock or Parity Stock; (d) purchase, repurchase or redeem any shares of Junior Stock (other than pursuant to the terms of the Company’s equity incentive plans and options and other equity awards granted under such plans (that have in good faith been approved by the Board)); (e) pay dividends or make any other distribution on any shares of any Junior Stock; (f) issue any shares of Series J Preferred Stock other than as contemplated by the Series J Certificate of Designations; or (g) circumvent a right of the Series J Preferred Stock under the Series J Certificate of Designations.

The holders of the Series J Preferred Stock are entitled to dividends of 6% per annum accruing daily, which are payable semi-annually on each June 30 and December 31 (each, a “Dividend Payment Date”) during the period in which any shares of Series J Preferred Stock remain outstanding. Dividends are payable in cash; provided, however, that the Company may, at its sole option, elect to pay any dividend in kind by issuing to the applicable holders of Series J Preferred Stock additional shares of Series J Preferred Stock having an aggregate stated value equal to the amount of the dividend then due (each such payment, a “PIK Dividend”). If the Company elects to pay a PIK Dividend, the stated value of the holder of Series J Preferred Stock’s Series J Preferred Stock shall be increased by the amount of such PIK Dividend, or the Company will issue additional shares of Series J Preferred Stock to the holder of Series J Preferred Stock reflecting such PIK Dividend. If, on a Dividend Payment Date, dividends on the Series J Preferred Stock have not been declared and paid in full, such unpaid dividends shall continue to accrue daily from and after the initial Dividend Payment Date and will compound on a semi-annual basis at the applicable rate for the Series J Preferred Stock on each subsequent Dividend Payment Date until paid in full.

Pursuant to the Series J Certificate of Designations, the Company is required to hold a meeting of its stockholders not later than July 26, 2026, to seek approval under Nasdaq Stock Market Rule 5635(d) for the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the JDA pursuant to the terms of the Series J Preferred Stock.

Except as expressly set forth in the Series J Certificate of Designations or as otherwise required by law, the provisions of the Company’s Amended and Restated Certificate of Incorporation, as amended, the Series J Preferred Stock do not have any voting rights prior to the conversion thereof into shares of Common Stock; provided, however, that upon any such conversion of the Series J Preferred Stock into shares of Common Stock, the holders of such converted shares shall be entitled to full voting rights as holders of Common Stock.

The issuance of the Series J Preferred Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Kopin has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Private Placement

On April 27, 2026, the Company entered into a Securities Purchase Agreement (the “Series K Purchase Agreement”) with certain accredited investors (the “Series K Investors”), pursuant to which it agreed to sell to the Series K Investors (i) an aggregate of 21,500 shares of the Company’s newly-designated Series K Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (“Stated Value”), initially convertible into up to 8,565,737 shares of the Company’s Common Stock at an initial conversion price of $2.51 per share (the “Series K Preferred Stock”) and (ii) warrants to acquire up to an aggregate of 8,565,737 shares of Common Stock (the “Series K Warrants”) at an exercise price of $2.51 per share (collectively, the “Series K Private Placement”).

The Series K Private Placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Series K Investors has represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D and that it is acquiring the applicable securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Series K Preferred Stock and Series K Warrants were offered and sold without any general solicitation by the Company or its representatives.

The closing of the Series K Private Placement occurred on April 29, 2026 (the “Closing Date”). The aggregate gross proceeds from the Series K Private Placement were $21,500,000. The Company expects to use the net proceeds from the Series K Private Placement for general corporate purposes.

The Series K Purchase Agreement contains certain representations and warranties, covenants and indemnification provisions customary for similar transactions. The representations, warranties and covenants contained in the Series K Purchase Agreement were made solely for the benefit of the applicable parties to the Series K Purchase Agreement and may be subject to limitations agreed upon by the applicable contracting parties. Among other covenants, the Series K Purchase Agreement requires the Company to hold a meeting of its stockholders not later than June 26, 2026, to seek approval for the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series K Purchase Agreement pursuant to the terms of the Series K Preferred Stock and the applicable Series K Warrants (the “Stockholder Approval” and the date on which such Stockholder Approval is received, the “Stockholder Approval Date”).

In connection with the Series K Private Placement, pursuant to an engagement letter, dated as of April 23, 2026 (the “Series K GPN Agreement”) with GP Nurmenkari Inc. (“GPN”), the Company engaged GPN to act as placement agent in connection with the Series K Private Placement, pursuant to which, the Company agreed to (i) pay GPN a cash fee equal to 8% of the gross proceeds of the Series K Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses up to $10,000, and (iii) issue GPN on the Closing Date, warrants to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of Common Stock initially underlying the Series K Preferred Stock issued in the Series K Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series K Warrants.

The shares of Series K Preferred Stock are convertible into shares of Common Stock (the “Series K Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.51 per share (the “Series K Conversion Price”). The Series K Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions).

The holders of the Series K Preferred Stock are entitled to dividends of 7% per annum (“Dividends”), compounded each calendar quarter, which are payable in arrears (i) on the first trading day of each calendar quarter (each, a “Dividend Date”), with the first Dividend Date being July 1, 2026, in cash out of funds legally available therefor; provided that a holder of the Series K Preferred Stock and the Company may mutually agree to convert any Dividends into shares of Common Stock at a price to be mutually determined by the Company and such holder, which shall not be less than the lower of (x) $0.502, which was 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on the date of the Series K Purchase Agreement and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on the Stockholder Approval Date, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market (the “Floor Price”).

The holders of the Series K Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series K Preferred Stock is entitled to be calculated assuming a conversion price of $2.51 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series K Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series K Certificate of Designations.

The Series K Certificate of Designations includes certain Triggering Events (as defined in the Series K Certificate of Designations), including, among other things, the suspension from trading or the failure of the Company’s Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and the Company’s failure to pay any amounts due to the holders of the Series K Preferred Stock when due. Upon the occurrence and during the continuance of a Triggering Event, the Series K Preferred Stock accrue dividends at the rate of 15% per annum. In addition, in connection with a Triggering Event, each holder of Series K Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series K Preferred Stock at a premium set forth in the Series K Certificate of Designations. Further, upon a Triggering Event, a holder of the Series K Preferred Stock, at such holder’s option, by delivery of a notice of conversion (“Triggering Event Conversion Notice”) to the Company, convert all, or any number of shares of Series K Preferred Stock held by such holder into shares of Common Stock at a price equal to the lowest of (i) the applicable Series K Conversion Price as in effect on the applicable date of conversion, and (ii) the greater of (x) the Floor Price and (y) 80% of the lowest volume weighted average price of the Common Stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable Triggering Event Conversion Notice.

Notwithstanding the foregoing, the Company’s ability to settle conversions using shares of Common Stock is subject to certain limitations set forth in the Series K Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Stockholder Approval. Further, a holder of shares of Series K Preferred Stock may not convert any portion of such holder’s shares of Series K Preferred Stock to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Series K Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters. In addition, the Company is required to, from the Closing Date until the date on which less than 1,050 shares of the Company’s Series I Preferred Stock are outstanding, at all times, maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 20% of the aggregate stated value of the Series I Preferred Stock then outstanding.

Series K Preferred Stock

The terms of the Series K Preferred Stock are as set forth in the Certificate of Designations of the Series K Convertible Preferred Stock (the “Series K Certificate of Designations”), which was filed with the Secretary of State for the State of Delaware on April 27, 2026. All shares of capital stock of the Company rank junior to shares of the Series K Preferred Stock, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Series K Warrants

The Series K Warrants will be exercisable for shares of Common Stock (the “Series K Warrant Shares”) immediately, at an exercise price of $2.51 per share and expire five years from the date of issuance. The exercise price of each Series K Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). There is no established public trading market for the Series K Warrants and the Company does not intend to list the Series K Warrants on any national securities exchange or nationally recognized trading system.

A holder of the Series K Warrants may not exercise any portion of such holder’s Series K Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

Registration Rights

The Series K Preferred Stock, the Series K Conversion Shares, the Series K Warrants and the Series K Warrant Shares have not been registered under the Securities Act.

In connection with the Series K Purchase Agreement, on April 27, 2026, the Company and the Series K Investors entered into a Registration Rights Agreement (the “Series K Registration Rights Agreement”), pursuant to which the Company is obligated, among other things, to (A) file a resale registration statement (the “Series K Registration Statement”) with the SEC to register for resale promptly following the Closing Date, but in no event later than 30 calendar days after the Closing Date, the sum of (i) 200% of the maximum number of Series K Conversion Shares issuable upon conversion of the Series K Preferred Stock ((x) assuming for purposes hereof that the shares of Series K Preferred Stock are convertible at the Floor Price and (y) any such conversion shall not take into account any limitations on the conversion of the Series K Preferred Stock set forth in the Series K Certificate of Designations) and (ii) 200% of the maximum number of Series K Warrant Shares issuable upon exercise of the Series K Warrants ((x) assuming for purposes hereof that such Series K Warrants will be exercised at the initial exercise price as set forth in such Series K Warrants and (y) any such exercise shall not take into account any limitations on the exercise of such Series K Warrants as set forth therein), in each case subject to the adjustments set forth in the Series K Certificate of Designations and Series K Warrants, (B) have such Series K Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series K Registration Rights Agreement and as may be amended from time to time), and (C) maintain the registration until the earlier of (x) the date on which the holders of the Series K Preferred Stock or Series K Warrants may sell their Series K Conversion Shares or Series K Warrant Shares without restriction pursuant to Rule 144 under the Securities Act, and (y) the date on which such holders no longer hold any Series K Conversion Shares or Series K Warrant Shares. The Company will be obligated to pay certain liquidated damages to the Series K Investors if the Company fails to file the Series K Registration Statement when required, fails to cause the Series K Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Series K Registration Statement pursuant to the terms of the Series K Registration Rights Agreement.

Omnibus Amendments and Warrants

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment Agreement (the “Series H-7 Omnibus Amendment”) with the Required Holders (as defined in the Certificate of Designations of the Series H-7 Convertible Preferred Stock (the “Series H-7 Certificate of Designations”), pursuant to which, the Required Holders agreed to amend and restate the Series H-7 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series H-7 Preferred Stock (the “Amended and Restated Series H-7 Certificate of Designations”) with the Secretary of State of the State of Delaware. The Amended and Restated Series H-7 Certificate of Designations (i) extends the maturity date of the Series H-7 Convertible Preferred Stock to October 27, 2027, and (ii) removes the amortization payments and related terms and covenants.

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment Agreement (the “Series I Omnibus Amendment” and together with the Series H-7 Omnibus Amendment, the “Omnibus Amendments”) with the Required Holders (as defined in the Certificate of Designations of the Series I Convertible Preferred Stock (the “Series I Certificate of Designations”), pursuant to which, the Required Holders agreed to amend and restate the Series I Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series I Preferred Stock (the “Amended and Restated Series I Certificate of Designations”) with the Secretary of State of the State of Delaware. The Amended and Restated Series I Certificate of Designations (i) extends the maturity date of the Series I Convertible Preferred Stock to October 27, 2027, and (ii) removes the amortization payments and related terms and covenants.

Pursuant to the Omnibus Amendments, the Company agreed to issue to the Required Holders, warrants to purchase up to an aggregate of 1,000,000 shares of the Company’s Common Stock (the “Waiver Warrants”), pro rata based on the number of shares of Series H-7 Preferred Stock and Series I Preferred Stock held as of the date of the Omnibus Amendments.

The Waiver Warrants will be exercisable for shares of Common Stock immediately, at an exercise price of $5.00 per share and expire five years from the date of issuance. The exercise price of each Waiver Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (in each case, subject to certain exceptions). There is no established public trading market for the Waiver Warrants and the Company does not intend to list the Waiver Warrants on any national securities exchange or nationally recognized trading system.

Altucher Consulting Agreement

As previously disclosed, on August 4, 2025, the Company entered into a consulting services agreement (the “Prior Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Prior Consultants”), pursuant to which, the Prior Consultants agreed to provide certain consulting services to the Company.

On April 27, 2026, the Company and the Prior Consultants agreed to amend and restate the Prior Altucher Consulting Agreement by entering into an amended and restated consulting services agreement (the “Altucher Consulting Agreement”) by and between the Company and JD Advisors, LLC, an affiliate of the Prior Consultants (the “Consultant”). Pursuant to the Altucher Consulting Agreement, the Consultant agreed to provide certain consulting services to the Company, including but not limited to: contributing to product development and roadmap decisions, leading and advising on marketing strategy, branding and go-to-market execution, assisting with recruiting, hiring and team-building efforts, managing and guiding social media presence and communications and supporting general management initiatives across the business and any other consulting or advisory services which the Company reasonably requests that the Consultant provide to the Company. The Altucher Consulting Agreement has a term of two years unless earlier terminated pursuant to the terms of the Altucher Consulting Agreement or upon the mutual written consent of the Company and the Consultant in accordance with the terms of the Altucher Consulting Agreement.

Pursuant to the Altucher Consulting Agreement, and subject to the Consultant entering into a warrant cancellation agreement for the purpose of cancelling previously issued warrants to purchase up to 900,000 shares of Common Stock under the Prior Altucher Consulting Agreement, the Company will issue to the Consultant warrants to purchase up to an aggregate of 900,000 shares of Common Stock, consisting of: (i) a warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $3.00 per share, which are immediately exercisable upon issuance (the “First Tranche Warrant”), (ii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $6.00 per share, which will be exercisable six months from the date of issuance (the “Second Tranche Warrant”), (iii) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $9.00 per share (the “Third Tranche Warrant”), which will be exercisable twelve months from the date of issuance, and (iv) a warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $12.00 per share (the “Fourth Tranche Warrant” and together with the First Tranche Warrant, the Second Tranche Warrant and the Third Tranche Warrant, the “Consultant Warrants”), which will be exercisable eighteen months from the date of issuance, in each case, with each Consultant Warrant subject to exercisability, forfeiture and such other terms as set forth therein and will have a term of five years from the date of the applicable issuance.

The Consultant Warrants and shares issuable upon exercise of such Consultant Warrants were issued pursuant to an exemption from registration requirements of the Securities Act. There is no established public trading market for the Consultant Warrants and the Company does not intend to list the Consultant Warrants on any national securities exchange or nationally recognized trading system.

Amendments to Rights Agreement

As previously reported in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2025, on July 31, 2025, the Board declared a dividend of one preferred share purchase right for each outstanding share of Company Stock (as defined in the Rights Agreement (as defined below)) pursuant to the terms of that certain Rights Agreement, dated as of July 31, 2025, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Equiniti Trust Company LLC, as rights agent (the “Rights Agent”).

On April 27, 2026, the Company entered into that certain Amendment to Rights Agreement, by and between the Company and the Rights Agent (the “Rights Amendment”), to amend the definition of “Exempt Person” under the Rights Agreement to include any person that the Board has determined in good faith to be deemed an “Exempt Person” by adopting resolutions waiving the applicability of the Rights Agreement to such person. On April 27, 2026, the Board adopted such resolutions in connection with the transactions contemplated by the JDA, including the issuance of the Series J Preferred Stock, accordingly, the Rights Agreement does not apply to Kopin or any of its affiliates or any future acquiror of Kopin in connection with the transactions contemplated by the JDA or the other transaction agreements entered into in connection therewith.

Equity Incentive Grants

On April 27, 2026 (the “Board Approval Date”), the Board of the Company approved grants to Joshua Silverman, the Company’s Chief Executive Officer, subject to the stockholder approval of an amendment to the Company’s Long-Term Incentive Plan (as amended, the “Plan”) increasing the authorized share limit under the Plan (the “Incentive Plan Authorized Share Stockholder Approval”), consisting of restricted shares of Common Stock equal to an aggregate value of $900,000, calculated as of the Board Approval Date (the “RSA Award”), vesting (i) 25% as of the date of the Incentive Plan Authorized Share Stockholder Approval (the “Incentive Plan Approval Date”), (ii) 25% on June 30, 2026, (iii) 25% on September 30, 2026, and (iv) 25% on December 31, 2026, provided Mr. Silverman continues to provide services to the Company through the applicable vesting date and subject to the terms and conditions of the Plan.

On the Board Approval Date, the Board of the Company also approved grants to each of Sebastian Giordano, Zvi Joseph, Greg Schiffman, and Wayne Walker, each a director of the Company (the “Directors”), of stock options to acquire the number of shares of Common Stock equal to an aggregate value of $338,000 or, $84,500 each, as of the Board Approval Date, utilizing the black-scholes valuation method to calculate the applicable number of shares on such date with an exercise price equal to the fair market value of the Company’s Common Stock on the Incentive Plan Approval Date (the “Director Stock Options”). The Director Stock Options will be issued on the Incentive Plan Approval Date and will be issued pursuant to, and be subject to the terms and conditions of, the Plan. The Director Stock Options will vest (a) 25% as of the Incentive Plan Approval Date; (b) 25% on June 30, 2026; (c) 25% on September 30, 2026; and (d) 25% on December 31, 2026, provided the Director continues to provide services to the Company through the applicable vesting date.

Corporate Changes

On April 27, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from “StableX Technologies, Inc.” to “Fabric.AI, Inc.” effective as of April 27, 2026. The Company believes the name change better reflects the Company’s transition to its new infrastructure strategy, involving building fabless semiconductor technologies to power AI factories and smart data centers optimized for producing intelligence at scale. The Company’s ticker for its common stock changed to “FABC” and began trading under the new symbol on Nasdaq on April 29, 2026.

Components of Results of Operations

Revenue

The Company has not generated revenue during the three months ended March 31, 2026 or 2025. The Company does not expect to generate revenue until it has successfully developed and commercialized products, including the Neural I/oTM chip being developed under its Joint Development and License Agreement with Kopin Corporation.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. The Company did not incur cost of goods sold during the three months ended March 31, 2026 or 2025. The Company does not expect to incur significant cost of goods sold until it has commenced commercialization of products incorporating its semiconductor technologies.

Operating Expenses

Our operating expenses consist of general and administrative and research and development expenses. Third party consulting services is the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

Research and development expense consists primarily of prototype expenses, product strategic advisory fees, and third-party engineering and contractor support costs. The Company expects research and development expenses to increase in future periods as development activities under its Joint Development and License Agreement with Kopin Corporation for the Neural I/oTM chip accelerate.

General and Administrative Expense

General and administrative expenses consist primarily of consulting fees and related expenses, legal, audit and tax, third-party professional services, and allocated overhead.

Other (Expense) Income

Other (expense) income consists of income received or expenses incurred for activities outside of our core business. Other (expense) income consists primarily of interest expense, unrealized gain/loss on marketable securities, unrealized gain/loss on digital assets, and the changes in fair value of the warrant and the derivative liability.

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a tax deferred asset, we reserve the entire value for future periods.

Results of Operations

Three months ended March 31, 2026, compared to three months ended March 31, 2025

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended March 31,
	2026	2025	Change
Revenue	$—	$—	$—
Cost of goods sold	—	—	—
Gross loss	—	—	—
Operating expenses:
Research and development	124,864	307,730	(182,866)
General and administrative	1,576,191	1,665,822	(89,631)
Total operating expenses	1,701,055	1,973,552	(272,497)
Loss from operations	(1,701,055)	(1,973,552)	(272,497)
Other income (expense):
Interest income	10,001	26,240	(16,239)
Change in fair value - warrant liability	—	1,080,600	(1,080,600)
Change in fair value - derivative liability	(6,000)	1,531,000	(1,537,000)
Unrealized loss on marketable securities	(8,846)	(71,707)	62,861
Unrealized loss from remeasurement on digital assets	(613,663)	—	(613,663)
Realized gain on marketable securities	37,977	211,062	(173,085)
Other income, net	(132,889)	41,368	(174,257)
Total other income, net	(713,420)	2,818,563	(3,531,983)
Net income (loss)	$(2,414,475)	$845,011	$(3,259,486)

Research and development expense

Research and development (“R&D”) expense was $124,864 for the three months ended March 31, 2026, as compared to $307,730 for the same period in 2025, a decrease of $182,866 or 59.4%. The decrease was primarily due to R&D design and re-engineering of the Vanish being substantially completed. The Company expects R&D expenses to increase in future periods as development activities under its Joint Development and License Agreement with Kopin Corporation for the Neural I/oTM chip accelerate.

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

General and administrative expense was $1,576,191 for the three months ended March 31, 2026, compared to $1,665,822 for the same period in 2025, a decrease of $89,631, or 5.4%.

The decrease was primarily due to salaries and related consulting expenses decreasing by $520,720 for the three months ended March 31, 2026, compared to the same period in 2025, due to the decreased headcount and shift in business direction from manufacturing. This decrease was mitigated by an increase of $611,468 in warrant expense related to consulting services during the three months ended March 31, 2026, compared to $0 during the three months ended March 31, 2025.

Other income and expense

For the three months ended March 31, 2026, the Company recorded a $3,531,983 decrease of net other income. For the three months ended March 31, 2026 and 2025, the Company recognized a gain of $0 and $1,080,600, respectively, for the change in fair value – warrant liability, a decrease of $1,080,600, due to the Series H-7 Warrants and Series I Warrants being reclassified to equity during the year ended December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $6,000 and a gain of $1,531,000, respectively, for the change in fair value – derivative liability, a decrease of $1,537,000, due to the increase in the fair value of the derivative liability associated with the Series I Preferred Stock which was primarily driven by changes in the valuation assumptions, including increases in discount rates and updates to the probability-weighted outcomes of contingent features, which offset the impact of a decline in the Company’s stock price and reduced volatility. For the three months ended March 31, 2026 and 2025, the Company recognized an unrealized loss from remeasurement of digital assets of $613,663 and $0, respectively.

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

Liquidity and Capital Resources

Subsequent to March 31, 2026, the Company completed several financing transactions that provided additional liquidity to fund the Company’s operations and semiconductor development activities. On April 29, 2026, the Company closed a private placement of Series K Convertible Preferred Stock and warrants for aggregate gross proceeds of $21,500,000. In addition, the Company entered into Omnibus Amendments with the holders of its Series H-7 and Series I Preferred Stock, extending the maturity dates to October 27, 2027 and removing amortization payment obligations. For a more complete description of these financing transactions and the terms thereof, see “Recent Developments” above.

The Company has incurred recurring losses from operations and has insufficient liquidity to fund its future operations. As of March 31, 2026, we had $3,263,540 in cash and cash equivalents, $110,562 in restricted cash, $3,416,475 in marketable securities, and working capital of $6,475,365. As of December 31, 2025, we had $4,981,798 in cash and cash equivalents, $110,264 in restricted cash, $3,168,362 in marketable securities and working capital of $7,567,805.

Subsequent to March 31, 2026, the Company completed financing transactions that generated significant additional liquidity. As of the date of this filing, the Company had approximately $30 million in cash and cash equivalents.

Our sources of cash since inception have been predominately from the sale of equity and debt, including the issuance of Preferred Stock.

Our future liquidity requirements or future capital needs will depend on, among other things, capital required to fund our semiconductor technology development activities, including our obligations under the Joint Development and License Agreement with Kopin Corporation, operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the results of our strategic initiatives, the timing of new product introductions and the continuing market acceptance of our products and services. We are working to control expenses and deploy our capital in the most efficient manner.

We are evaluating other options for the strategic deployment of capital beyond our ongoing strategic initiatives. We anticipate being opportunistic with our capital, and we intend to explore potential partnerships and acquisitions that could be synergistic with our competitive stance in the market.

We are subject to a number of risks similar to those of earlier stage commercial companies, including dependence on key individuals and products, the difficulties inherent in the development of a commercial market, the potential need to obtain additional capital, and competition from larger companies, other technology companies and other technologies. Based on the foregoing, and taking into account the additional liquidity generated by the financing transactions completed subsequent to March 31, 2026, management believes that the existing cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months following the date of this report.

Series H-7 Preferred Stock

On August 7, 2023, the Company entered into the Series H-7 Purchase Agreement with certain accredited investors (the “Series H-7 Investors”), pursuant to which it agreed to sell to the Series H-7 Investors (i) an aggregate of 22,000 Series H-7 Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 171,875 shares of the Company’s common stock at an initial conversion price of $128.00 per share, and (ii) warrants (“Series H-7 Warrants”) initially exercisable for up to an aggregate of 171,875 shares of common stock.

The shares of Series H-7 Preferred Stock are convertible into common stock (the “Series H-7 Conversion Shares”) at the election of the holder at any time at an initial conversion price of $128.00 (the “Series H-7 Conversion Price”), which, and pursuant to the stock combination event adjustment provisions in the Certificate of Designations, was subsequently reduced to $32.00. The Series H-7 Conversion Price is subject to adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Series H-7 Conversion Price (subject to certain exceptions).

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

Notwithstanding the foregoing, the Company’s ability to settle conversions and make dividend payments using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of common stock issuable upon conversion of, or dividend make-whole payment under, the Certificate of Designations or Warrants.

The Certificate of Designations includes certain triggering events including, among other things, the suspension from trading or the failure of the common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days, the Company’s failure to pay any amounts due to the holders of the Series H-7 Preferred Stock when due. In connection with a triggering event, each holder of Series H-7 Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Series H-7 Preferred Stock at a premium set forth in the Certificate of Designations. In addition, pursuant to the Certificate of Designations, the Company is required from January 1, 2025, until no shares of Series H-7 Preferred Stock are outstanding, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least 120% of the aggregate Stated Value (as defined in the Series H-7 Certificate of Designations) of the Series H-7 Preferred Stock then outstanding

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment Agreement (the “Series H-7 Omnibus Amendment”) with the Required Holders (as defined in the Series H-7 Certificate of Designations), pursuant to which, the Required Holders agreed to amend and restate the Series H-7 Certificate of Designations by filing an Amended and Restated Certificate of Designations of the Series H-7 Preferred Stock (the “Amended and Restated Series H-7 Certificate of Designations”) with the Secretary of State of the State of Delaware. The Amended and Restated Series H-7 Certificate of Designations (i) extends the maturity date of the Series H-7 Convertible Preferred Stock to October 27, 2027, and (ii) removes the amortization payments and related terms and covenants.

Series I Preferred Stock

On August 4, 2025, the Company entered into the Series I Purchase Agreement with certain accredited investors, pursuant to which it agreed to sell (i) an aggregate of 7,000 shares of the Company’s newly-designated Series I Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 875,000 shares of the Company’s common stock at an initial conversion price of $8.00 per share and (ii) warrants to acquire up to an aggregate of 875,000 shares of common stock (the “Series I Warrants”) at an exercise price of $8.00 per share. The closing of the Series I Private Placement occurred on August 8, 2025. The aggregate gross proceeds from the Series I Private Placement were $7,000,000.

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

In connection with the Series I Private Placement, pursuant to (A) an engagement letter (the “GPN Agreement”) with GP Nurmenkari Inc. (“GPN”) and (B) an engagement letter (the “Palladium Agreement,” and collectively with the GPN Agreement, the “Engagement Letters”) with Palladium Capital Group, LLC (“Palladium,” and collectively with GPN, the “Placement Agents”), the Company engaged the Placement Agents to act as non-exclusive placement agents in connection with the Series I Private Placement, pursuant to which, the Company agreed to (i) pay each Placement Agent a cash fee equal to 4% of the gross proceeds of the Series I Private Placement (including any cash proceeds realized by the Company from the exercise of any outstanding warrants of the Company), (ii) reimbursement and payment of certain expenses, and (iii) issue to each of the Placement Agents on the closing date, warrants to purchase up to an aggregate number of shares of common stock equal to 4% of the aggregate number of shares of common stock underlying the securities issued in the Series I Private Placement, including upon exercise of any outstanding warrants of the Company, with terms identical to the Series I Warrants (the “Series I Placement Agent Warrants” and, together with the Series I Warrants and the Consultant Warrants the “Private Placement Warrants”).

In connection with the Series I Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement (the “Series I Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Series I Registration Statement”) with the SEC to register for resale 200% of the shares of common stock issuable upon conversion of the Series I Preferred Stock and upon exercise of the Series I Warrants promptly following the closing date, but in no event later than 30 calendar days after the closing date, and to have such Series I Registration Statement declared effective by the Effectiveness Deadline (as defined in the Series I Registration Rights Agreement). On September 8, 2025, the Company filed the Series I Registration Statement with the SEC and subsequently amended the Series I Registration Statement on October 10, 2025 and December 19, 2025. The Series I Registration Statement was declared effective by the SEC on January 9, 2026.

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

The shares of Series I Preferred Stock are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Series I Conversion Price”). The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). The Company is required to redeem the Series I Preferred Stock in equal installments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Installment Date, until the maturity date of October 27, 2027.

The holders of the Series I Preferred Stock are entitled to dividends of 7% per annum, compounded each calendar quarter, which are payable in arrears on the first trading day of each calendar quarter in cash out of funds legally available therefor. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series I Certificate of Designations), the Series I Preferred Stock accrue dividends at the rate of 15% per annum.

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

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Three Months Ended March 31,
	2026	2025
Cash Flows:
Net cash used in operating activities	$(1,095,447)	$(1,476,150)
Net cash provided by (used in) investing activities	$(218,982)	$1,749,462
Net cash used in financing activities	$(403,531)	$(3,545,971)

Operating Activities

During the three months ended March 31, 2026, we used $1,095,447 in cash from operating activities, a decrease in use of $380,703 compared to the cash used in operating activities of $1,476,150 during the same period in 2025.

The decrease in cash used in operating activities was primarily driven by an improvement in operating results, as net loss after non-cash adjustments decreased by $692,532 to $1,158,157 for the three months ended March 31, 2026, compared to $1,850,689 for the same period in 2025. This improvement was primarily attributable to non-cash expenses recognized during the current period, including $611,468 of stock-based compensation and $613,663 of unrealized loss on digital assets, which were not present in the prior year period.

Changes in working capital also contributed to the decrease in cash used in operating activities. Cash used related to accounts payable decreased by $107,608 to $97,898 for the three months ended March 31, 2026, compared to $205,506 in the prior year period, primarily reflecting lower operating expenses and improved expense management. These improvements were partially offset by a decrease in cash provided by prepaid expenses and other current assets, which declined by $489,300 to $156,225 for the three months ended March 31, 2026, compared to $645,525 in the same period in 2025.

Investing Activities

During the three months ended March 31, 2026, the Company had $218,982 in cash used in investing activities as compared to $1,749,462 of cash provided by investing activities during the same period in 2025, a decrease of $1,968,444.

The change was primarily driven by lower levels of activity in marketable securities during the current period. During the three months ended March 31, 2026, the Company invested $2,956,466 in marketable securities and received $2,737,484 in proceeds from sales of such securities, compared to $16,350,538 of purchases and $18,100,000 of proceeds during the same period in 2025.

Financing Activities

During the three months ended March 31, 2026, the Company used cash of $403,531 in financing activities as compared to $3,545,971 cash used in financing activities for the same period in 2025, a decrease of $3,142,440.

The decrease in cash used was due to lower cash outflows related to redemptions of the Company’s Series H-7 Preferred Stock and Series I Preferred Stock during the current period.

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

In April 2026, the Company commenced a strategic transition toward a new business model focused on the design and development of fabless semiconductor technologies for AI data center infrastructure, including MicroLED-based optical interconnects. The Company’s ability to successfully execute this strategy is subject to significant uncertainties, including its ability to successfully develop and commercialize the Neural I/o™ chip, its dependence on Kopin Corporation for key technology and manufacturing capabilities, competition from established semiconductor companies with substantially greater resources, the evolving regulatory landscape for AI technologies and semiconductor exports, and the Company’s ability to raise sufficient capital to fund development activities. The semiconductor industry is characterized by rapid technological change, and there can be no assurance that the Company’s products, if successfully developed, will achieve market acceptance or generate revenue sufficient to sustain operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness and Remediation Plan

As previously reported on our Annual Report on Form 10-K for the period ended December 31, 2025, we identified a material weakness in our internal control over financial reporting due to the fact that (i) we were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources; (ii) we failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components; and (iii) we had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

This material weakness continues to exist as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2025 on Form 10-K, as filed with the SEC on March 30, 2026. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

We are a development-stage company with no revenue from our semiconductor operations and a limited operating history in the AI semiconductor industry. There can be no assurance that we will successfully develop, commercialize, or achieve market acceptance of our technologies.

We commenced our strategic transition toward the design and development of fabless semiconductor technologies for AI data center infrastructure in April 2026. We have a limited operating history in the AI semiconductor industry, have not generated any revenue from our semiconductor operations, and have not yet completed a prototype of our initial product, the Neural I/o™ chip. Our ability to generate revenue will depend on our successful development and commercialization of our MicroLED-based optical interconnect technology, which is subject to significant technological, engineering, and manufacturing risks. There can be no assurance that we will be able to develop products that meet their intended performance specifications, manufacture them at commercially viable cost levels, or achieve market acceptance. If we are unable to successfully execute our semiconductor strategy, our business, financial condition, and results of operations could be materially and adversely affected.

We are substantially dependent on our collaboration with Kopin Corporation for the development and manufacturing of our semiconductor products. If our relationship with Kopin is disrupted or terminated, our business could be materially and adversely affected.

Our semiconductor strategy is substantially dependent on our collaboration with Kopin Corporation pursuant to the JDA dated April 27, 2026 and the related Commercial Supply Agreement. Kopin is the sole provider of the MicroLED technology that is foundational to our Neural I/o chip. Under the Supply Agreement, all products incorporating the project technology must be manufactured exclusively by or on behalf of Kopin, and we are required to purchase our entire requirements for products from Kopin, subject to limited exceptions for supply failure events. If Kopin is unable or unwilling to continue to perform under the JDA or Supply Agreement, experiences manufacturing difficulties, fails to meet quality or delivery requirements, or if the JDA or Supply Agreement is terminated for any reason, we may be unable to develop or commercialize our products on the timelines we anticipate, or at all. In the event of termination arising from our breach, failure to fund, or a bankruptcy event, Kopin has the right to continue to develop, use, and commercialize the project technology without restriction, and we have agreed to assign to Kopin all of our right, title, and interest in the project technology. Any disruption in our relationship with Kopin could have a material adverse effect on our business, financial condition, and results of operations.

Our MicroLED-based optical interconnect technology is at an early stage of development and may not achieve the performance characteristics or cost levels necessary for commercial viability.

Our initial product under development, the Neural I/o chip, is at an early stage of development. We have not yet completed a prototype, and there can be no assurance that the chip will achieve its intended performance specifications, including with respect to bandwidth, latency, and power efficiency. MicroLED-based optical interconnect technology for data center applications is a nascent technology, and we face significant technical challenges in developing a commercially viable product. The development process may take longer, cost more, or encounter more technical obstacles than we currently anticipate. Even if we successfully develop a working prototype, we may face additional challenges in scaling manufacturing, achieving acceptable yield rates, and reducing per-unit costs to levels that are competitive with incumbent copper-based and laser-based interconnect solutions. If we are unable to demonstrate the technological viability of our products or bring them to market in a timely manner, our business and prospects could be materially and adversely affected.

We face intense competition from established semiconductor companies with significantly greater resources, and our products may not be able to compete effectively.

The markets for AI infrastructure and data center interconnect technologies are intensely competitive and subject to rapid technological change. We face competition from established providers of copper-based and laser-based interconnect solutions, including large, diversified semiconductor companies and specialized optical interconnect providers, many of which have significantly greater financial, technical, manufacturing, marketing, and distribution resources than we do. Many of our potential competitors have longer operating histories, larger and more established customer bases, and more extensive research and development capabilities. We may also face competition from new entrants into the MicroLED interconnect space or from alternative technologies that we have not yet anticipated. If our competitors develop technologies that are superior to ours, or if they are able to bring competing products to market before us, our ability to achieve market acceptance could be significantly impaired, which would materially and adversely affect our business and results of operations.

We will require substantial additional capital to fund our semiconductor development activities, and there can be no assurance that such capital will be available on acceptable terms, or at all.

Our semiconductor development activities will require substantial capital investment. Pursuant to the JDA, we have agreed to pay Kopin up to $15,000,000 for the initial development of the project technology, and following a successful prototype demonstration, the parties expect to negotiate a production plan that may include an additional payment by us of approximately $15,000,000 to $25,000,000. In addition to our obligations under the JDA, we expect to incur significant costs related to research and development, personnel, equipment, and general corporate activities as we scale our operations. While we have raised significant funds through recent financing transactions, these funds may not be sufficient to fund our development activities through commercialization. If we are unable to raise additional capital when needed, we may be required to delay, reduce, or eliminate certain development programs, which could materially and adversely affect our business, financial condition, and prospects.

Our semiconductor products may be subject to export control restrictions and trade regulations that could limit our ability to sell products internationally or collaborate with foreign partners.

The design, development, and potential sale of semiconductor technologies for AI data center applications are subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by the Bureau of Industry and Security and economic sanctions programs administered by the Office of Foreign Assets Control. The U.S. government has significantly expanded export controls applicable to advanced semiconductor technologies, AI-related hardware, and supercomputing components in recent years. If our products, once developed, are classified under export-controlled categories, we may be required to obtain licenses or authorizations prior to export, and certain destinations, entities, or end uses may be prohibited entirely. Changes to export control regulations, the Entity List, or the imposition of new sanctions could limit our ability to sell products in key international markets, restrict our ability to collaborate with foreign partners or contract manufacturers, or otherwise materially and adversely affect our business.

Environmental, health and safety (EHS) laws and regulations may expose us to liability, and such liability and compliance with these laws and regulations may adversely affect our business.

The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety, including those relating to the release, storage, use, discharge, handling, generation, transportation, disposal, and labeling of, and human exposure to, hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. We are also required to obtain environmental permits from governmental authorities for some of our operations. We cannot be assured that we have been or will be at all times in complete compliance with such EHS laws, regulations and permits. Failure to comply with such EHS laws and regulations could subject us to civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits.

Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. We believe that our model of a fabless company minimizes those risks, although any such changes may require us to conduct careful audits of our vendors or even to replace vendors, which may involve costs in qualifying or making adjustments for the work with another vendor.

In the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. In addition, in the event of the discovery of contaminants or the imposition of clean up obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination and/or labeling of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), in electronic equipment, as well as requirements related to the take-back of products discarded by customers.

EHS laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.

We have no full-time employees and rely heavily on consultants and contractors, which may limit our ability to execute our business strategy.

As of March 31, 2026, we had zero full-time employees and rely on consultants and contractors to supplement our capabilities. Our future success depends in significant part on our ability to attract, retain, and motivate qualified engineering, scientific, and management personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to attract or retain the personnel necessary to execute our semiconductor development strategy. Our reliance on consultants and contractors may also create challenges related to intellectual property protection, continuity of institutional knowledge, and the consistent execution of our development programs. If we are unable to build and maintain an adequate team to support our operations, our business and results of operations could be materially and adversely affected.

Our fabless business model makes us dependent on third-party manufacturers, and our business may be adversely affected by supply chain disruptions, tariffs, or geopolitical risks.

We operate as a fabless semiconductor company and intend to outsource the fabrication and manufacturing of our chips to third-party contract manufacturers. This model makes us dependent on the manufacturing capacity, quality, and timeliness of our manufacturing partners. A significant portion of global semiconductor manufacturing capacity is concentrated in Asia, and trade tensions between the United States and certain countries have resulted in increased tariffs, export restrictions, and supply chain disruption risk. Changes in trade policy, the imposition of new or increased tariffs on semiconductor components or materials, or disruption of international supply chains could increase our costs, limit access to manufacturing partners, or delay product development and commercialization. Additionally, our dependence on Kopin as the exclusive manufacturer of products incorporating the project technology means that any disruption to Kopin’s manufacturing capabilities could directly and materially impact our ability to deliver products to customers.

Because we operate a fabless business model, we may not be eligible for certain U.S. government incentives and tax credits offered to promote domestic semiconductor production.

From time to time, governments may provide subsidies or make other investments that could give competitive advantages to certain semiconductor companies. For example, in 2022, the U.S. government passed the Creating Helpful Incentives to Produce Semiconductors & Sciences Act to provide $52.7 billion of funding to U.S.-based semiconductor companies to promote domestic production. Because we operate a fabless business model, we may not be eligible for such incentives from the U.S. government at this time.

We jointly own intellectual property developed under our collaboration with Kopin, and our dependence on Kopin’s existing intellectual property may limit our ability to independently commercialize our technology.

Intellectual property developed through our collaboration with Kopin is jointly owned by both companies. Our technology leverages Kopin’s patented bi-directional NeuralDisplay™ architecture, and we are dependent on Kopin’s existing intellectual property portfolio as a foundation for our product development. While Kopin has granted us a non-exclusive, royalty-free, worldwide license under its background technology for developing and commercializing the project technology, we do not have sole ownership or exclusive rights to much of the intellectual property underlying our products. If our relationship with Kopin deteriorates, or if Kopin’s intellectual property rights are challenged or invalidated by third parties, our ability to develop and commercialize our products could be materially impaired. Additionally, we may face claims of intellectual property infringement from third parties, particularly given the competitive nature of the semiconductor industry, and defending against such claims could be costly and time-consuming.

Holders of our shares of Series K Preferred Stock are entitled to certain payments under the Series K Certificate of Designations that may be paid in cash, which may require the expenditure of a substantial portion of our cash resources.

The holders of the Series K Preferred Stock are entitled to dividends of 7% per annum (“Dividends”), compounded each calendar quarter, which are payable in arrears on the first trading day of each calendar quarter (each, a “Dividend Date”), with the first Dividend Date being July 1, 2026, in cash out of funds legally available therefor; provided that a holder of the Series K Preferred Stock and the Company may mutually agree to convert any Dividends into shares of Common Stock at a price to be mutually determined by the Company and such holder, which shall not be less than the lower of (x) $0.502, which was 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on the date of the Purchase Agreement and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on the Stockholder Approval Date, in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market (the “Floor Price”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series K Certificate of Designations), the Series K Preferred Stock accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series K Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series K Preferred Stock at a premium set forth in the Series K Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity. Our ability to make payments due to the holders of our Series K Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law.

The Series K Preferred Stock and the Series K Warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Stock Combination Event (as defined in each of the Series K Certificate of Designations and the Series K Warrants) may reduce the conversion price of the Series K Preferred Stock and the exercise price of the Series K Warrants, which in turn may lead to further dilution to the holders of our Common Stock. The Series K Warrants additionally contain anti-dilution provisions applicable to the exercise price. If in the future, while any of the Series K Warrants are outstanding, we may be required upon the occurrence of certain events, to adjust the exercise price of the Series K Warrants, and simultaneously with any adjustment to the exercise price, the number of shares of Common Stock that may be purchased upon exercise of the Series K Warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of Common Stock issuable upon exercise of the Series K Warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Such adjustments can dilute the book value per share of Common Stock and reduce any proceeds we may receive from the exercise of the Series K Warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their Common Stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the Series K Warrants and the Series K Preferred Stock remain outstanding.

The Series K Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series K Certificate of Designations contains certain restrictive covenants including but not limited to: maintaining a minimum amount of unencumbered, unrestricted cash and cash equivalents on hand, until the date on which less than 1,050 shares of the Series I Preferred Stock are outstanding; restrictions on incurring any indebtedness until the date on which no shares of Series I Preferred Shares are outstanding, subject to certain exceptions; restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series K Certificate of Designations, the Series A Certificate of Designations, the Series H-7 Certificate of Designations, the Series I Certificate of Designations and Series J Certificate of Designations), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series K Certificate of Designations). Additionally, the Series K Preferred Stock also contain certain purchase rights (the “Purchase Rights”) permitting the holders of the Series K Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its shares of Series K Preferred Stock. These restrictive covenants may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

Under the Series K Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series K Purchase Agreement contains, among others, the following restrictive covenants: (A) until ninety (90) days following the earlier of (x) the date on which this registration statement is declared effective or (y) the date on which the selling stockholders may sell their shares of Common Stock issuable upon conversion of the Series K Preferred Stock or upon exercise of the Series K Warrants without restriction pursuant to Rule 144 under the Securities Act, we may not issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security, (B) until all of the Series K Warrants are no longer outstanding, we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction, and (C) until the date in which no shares of Series K Preferred Stock remain outstanding, the Company must provide the holders of the shares of Series K Preferred Stock the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series K Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Series K Purchase Agreement, which such investors are not obligated to grant to us.

The Series J Preferred Stock and related anti-dilution provisions may result in significant dilution to our common stockholders and may limit our operational and financial flexibility.

Pursuant to the JDA, the Company agreed to issue to Kopin shares of Series J Preferred Stock constituting 19.9% of the pro forma fully-diluted outstanding shares of Common Stock, convertible at the Series J Conversion Price of $2.51 per share. The Series J Certificate of Designations provides that the Maximum Issuance (as defined in the Series J Certificate of Designations) shall be increased upon the occurrence of Dilutive Issuances or Dilutive Conversions by 0.1999 shares of Common Stock for each share of Common Stock issued in connection with such events, until adjustments have been made with respect to an aggregate of $50 million in such issuances. The Company has agreed to take all actions necessary to give full force and effect to these adjustment provisions, including through the issuance of additional shares of Series J Preferred Stock to Kopin. In addition, the Series J Preferred Stock accrues dividends at 6% per annum, payable semi-annually on each Dividend Payment Date, which may be paid as a PIK Dividend through the issuance of additional shares of Series J Preferred Stock having an aggregate stated value equal to the amount of the dividend then due, further increasing the number of shares of Common Stock issuable upon conversion. Without the prior express consent of the Required Holders, the Company may not, among other things, amend its Charter or Bylaws in ways that would adversely affect the Series J Preferred Stock, create or authorize new Senior Preferred Stock or Parity Stock, purchase or redeem Junior Stock, or pay dividends on Junior Stock. These protective provisions, together with the potential for significant dilution from anti-dilution adjustments and PIK Dividends, may restrict the Company’s ability to pursue certain corporate transactions or capital raising activities, depress the market price of the Company’s Common Stock, and make it more difficult for the Company to raise additional capital on favorable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b-5 Trading Arrangements

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Pro Forma Condensed Consolidated Financial Statements

The pro forma adjustments reflected herein are limited to transaction accounting adjustments directly attributable to the cash proceeds received from the Series K Private Placement financing, after deducting related offering expenses (the “Transaction Accounting Adjustments”), as well as the issuance of the Waiver Warrants. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to represent what the Company’s financial position or results of operations would have been had the Series K Private Placement occurred on the date assumed, nor does it purport to project the Company’s future financial position or results of operations.

After giving effect to the Series K Private Placement financing and related Transaction Accounting Adjustments, the Company’s pro forma cash and cash equivalents would have increased by approximately $19.5 million, and stockholders’ equity would have increased by approximately $15.8 million as of March 31, 2026, after the effect of estimated transaction expenses.

The unaudited pro forma condensed consolidated financial information should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, including Note 14. Subsequent Events.

The following pro forma financial information gives effect to the Series K Private Placement as if it had occurred on March 31, 2026.

FABRIC.AI, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

MARCH 31, 2026

	As Reported	Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$3,263,540	$19,470,000	(a)	$22,733,540
Restricted cash	110,562	—		110,562
Marketable securities	3,416,475	—		3,416,475
Prepaid expenses and other current assets	1,176,058	—		1,176,058
Total current assets	7,966,635	19,470,000		27,436,635

Operating lease – right-of-use asset	172,853	—		172,853
Digital assets	1,335,336	—		1,335,336
Deposits and other assets	16,149	—		16,149
Total assets	$9,490,973	$19,470,000		$28,960,973

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818,789	$—		$818,789
Accrued expenses and other current liabilities	535,559	—		535,559
Current portion lease obligation – operating lease	224,424	—		224,424
Total current liabilities	1,578,772	—		1,578,772

Derivative liability	25,000	—		25,000
Lease obligation - operating lease, net of current portion	—	—		—
Total liabilities	1,603,772	—		1,603,772

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 1,180 shares, at March 31, 2026). Liquidation preference of $1,327,697 as of March 31, 2026.	1,375,892	—		1,375,892
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 7,000 shares; issued and outstanding – 7,000 shares at March 31, 2026). Liquidation preference of $7,079,450 as of March 31, 2026.	5,330,996	—		5,330,996
Contingently redeemable Series K Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share) - authorized - 21,500 shares; issued and outstanding - 21,500 shares at March 31, 2026). Liquidation preference of $23,005,000 as of March 31, 2026.	—	3,678,930	(a)	3,678,930

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—		—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of March 31, 2026) Liquidation preference of $0 as of March 31, 2026.	—	—		—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of March 31, 2026 and December 31, 2025, respectively) Liquidation preference of $15 as of March 31, 2026.	—	—		—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of March 31, 2026 and December 31, 2025, respectively) Liquidation preference of $72 as of March 31, 2026.	—	—		—
Common Stock, ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of March 31, 2026, and December 31, 2025, respectively; issued and outstanding – 1,455,975 shares as of March 31, 2026)	146	—		146
Additional paid-in capital	141,769,305	15,791,070	(a)	157,560,375
Accumulated deficit	(140,589,138)	—		(140,589,138)
Total stockholders’ equity	1,180,313	15,791,070		16,971,383
Total liabilities, mezzanine equity and stockholders’ equity	$9,490,973	$19,470,000		$28,960,973

(a)	Adjustment reflects the Series K Private Closing. The Company incurred an estimated $2,030,000 in cash transaction costs directly attributable to the Series K Private Placement, resulting in total net proceeds of $19,470,000. The Series K Warrants and Placement Agent Warrants were determined to meet the criteria to be classified in equity pursuant to Accounting Standards Codification (‘ASC”) Topic 815 – Derivatives and Hedging and ASC Topic 480 – Distinguishing Liabilities from Equity (“ASC 480”). The Series K Preferred Stock was classified in mezzanine equity due to certain contingent redemption features pursuant to ASC 480. The Waiver Warrants were determined to meet the criteria to be classified in equity pursuant to ASC 815 and ASC 480, and thus their issuance has no impact on stockholders’ equity.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.2	Amended and Restated Certificate of Designation of Series H-7 Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.3	Amended and Restated Certificate of Designation of Series I Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.4	Certificate of Designation of Series J Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.5	Certificate of Designation of Series K Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.1	Form of Series K Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.2	Form of Waiver Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.4	Amendment to Rights Agreement, dated as of April 27, 2026, by and between the Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.1	Joint Development and License Agreement, dated April 27, 2026, by and between the Company and Kopin Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.2	Commercial Supply Agreement, dated April 27, 2026, by and between the Company and Kopin Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.3	Form of Securities Purchase Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.4	Form of Registration Rights Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.5	Form of Series H-7 Omnibus Waiver, Consent, Notice and Amendment Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.6	Form of Series I Omnibus Waiver, Consent, Notice and Amendment Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.7	Amended and Restated Consulting Services Agreement, dated April 27, 2026, by and between the Company and JD Advisors, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FABRIC.AI, INC.

Dated: May 15, 2026	By:	/s/ Joshua Silverman
Joshua Silverman
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

