Form 10-Q
period 2026-06-30
Fabric.AI, Inc.
filed 2026-08-14
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 12, 2026, the registrant had 7,003,613 shares of common stock, par value $0.0001 per share, outstanding.

FABRIC.AI, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRIC.AI, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	F-2
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,635,883	$4,981,798
Restricted cash	5,114,563	110,264
Marketable securities	18,035,777	3,168,362
Prepaid expenses and other current assets	5,566,896	951,175
Total current assets	32,353,119	9,211,599

Operating lease – right-of-use asset	116,962	227,171
Intangible assets	17,238,716	—
Digital assets	—	1,948,999
Deposits and other assets	—	20,883
Total assets	$49,708,797	$11,408,652

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988,682	$916,685
Accrued expenses and other current liabilities	585,946	476,592
Current portion lease obligation – operating lease	162,336	250,517
Total current liabilities	1,736,964	1,643,794

Derivative liability	89,000	19,000
Anti-dilution liability	19,552,529	—
Lease obligation - operating lease, net of current portion	—	33,225
Total liabilities	21,378,493	1,696,019

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 0 and 1,180 shares, at June 30, 2026 and December 31, 2025, respectively). Liquidation preference of $0 as of June 30, 2026.	—	1,551,232
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 7,000 shares; issued and outstanding – 300 and 7,000 shares, at June 30, 2026 and December 31, 2025, respectively). Liquidation preference of $7,129,362 as of June 30, 2026.	417,833	4,451,040
Redeemable Series K Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 21,500 shares; issued and outstanding - 21,500 and 0 shares, at June 30, 2026 and December 31, 2025, respectively). Liquidation preference of $21,759,194 as of June 30, 2026.	11,110,676	—
Redeemable Series J Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 3,810 shares; issued and outstanding - 3,810 and 0 shares, at June 30, 2026 and December 31, 2025, respectively). Liquidation preference of $3,844,257 as of June 30, 2026.	5,636,020

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of June 30, 2026 and December 31, 2025, respectively) Liquidation preference of $0 as of June 30, 2026.	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of June 30, 2026 and December 31, 2025, respectively) Liquidation preference of $15 as of June 30, 2026.	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of June 30, 2026 and December 31, 2025, respectively) Liquidation preference of $72 as of June 30, 2026.	—	—
Common Stock, ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of June 30, 2026, and December 31, 2025, respectively; issued and outstanding – 6,663,912 and 1,455,975 shares as of June 30, 2026, and December 31, 2025, respectively)	666	146
Additional paid-in capital	164,236,279	141,884,878
Accumulated deficit	(153,071,170)	(138,174,663)
Total stockholders’ equity	11,165,775	3,710,361
Total liabilities, mezzanine equity and stockholders’ equity	$49,708,797	$11,408,652

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Cost of goods sold	—	239,040	—	239,040
Gross loss	—	(239,040)	—	(239,040)

Operating expenses:
Research and development	689,892	349,951	814,756	657,681
General and administrative	2,639,185	1,199,323	4,215,376	2,865,145
Total operating expenses	3,329,077	1,549,274	5,030,132	3,522,826

Loss from operations	(3,329,077)	(1,788,314)	(5,030,132)	(3,761,866)

Other income (expense):
Interest income	30,594	7,961	40,595	34,201
Change in fair value - warrant liability	—	(13,254,700)	—	(12,174,100)
Change in fair value - derivative liability	43,000	1,130,000	37,000	2,661,000
Change in fair value - anti-dilution liability	(8,044,334)	—	(8,044,334)	—
Unrealized gain (loss) on marketable securities	62,805	(7,457)	53,959	(79,164)
Change in fair value of digital assets	75,054	—	(538,609)	—
Realized gain on marketable securities	26,123	94,492	64,100	305,554
Consent and waiver fee - Series H-7	—	(350,000)	—	(350,000)
Gain on sale of assets	218,803	—	218,803	—
Other income (expense), net	(1,565,000)	25,000	(1,697,889)	66,368
Total other income (expense), net	(9,152,955)	(12,354,704)	(9,866,375)	(9,536,141)

Net loss prior to provision for income taxes	$(12,482,032)	$(14,143,018)	$(14,896,507)	$(13,298,007)

Provision for income taxes	—	—	—	—

Net loss	$(12,482,032)	$(14,143,018)	$(14,896,507)	$(13,298,007)

Dividends earned on convertible preferred stock	(353,912)	(870,461)	(520,583)	(1,704,194)
Accretion of discounts to redemption value of Series I and Series H-7 convertible preferred stock	(1,748,453)	(1,562,047)	(2,689,931)	(3,248,901)

Net loss attributable to common stockholders	$(14,584,397)	$(16,575,526)	$(18,107,021)	$(18,251,102)

Net loss per share basic	$(3.52)	$(29.87)	$(6.45)	$(33.52)
Net loss per share diluted	$(3.52)	$(29.87)	$(6.45)	$(33.52)

Basic weighted average Common Stock outstanding	4,139,606	554,989	2,805,204	544,474
Diluted weighted average Common Stock outstanding	4,139,606	554,989	2,805,204	544,474

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Six Months Ended June 30, 2026
	Series K		Series J		Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2026	—	$—	—	$—	7,000	$4,451,040	1,180	$1,551,232	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,884,878	$(138,174,663)	$3,710,361
Deemed dividend	—	—	—	—	—	(252,509)	—	(151,024)	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	190,987	—	(24,316)	—	—	—	—	—	—	—	—	(166,671)	—	(166,671)
Accretion of discounts to redemption value of Series I convertible preferred stock	—	—	—	—	—	941,478	—	—	—	—	—	—	—	—	—	—	(941,478)	—	(941,478)
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	992,576	—	992,576
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,414,475)	(2,414,475)
Balance, March 31, 2026	—	$—	—	$—	7,000	$5,330,996	1,180	$1,375,892	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,769,305	$(140,589,138)	$1,180,313
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	848,546	—	848,546
Issuance of convertible preferred stock, net of discounts and transaction costs	21,500	10,851,482	3,810	5,606,454	—	—	—	—	—	—	—	—	—	—	—	—	8,864,064	—	8,864,064
Preferred stock redemptions and conversions including cash premium	—	—	—	—	(6,700)	(6,442,529)	(1,180)	(1,389,654)	—	—	—	—	—	—	3,204,291	320	7,831,862	—	7,832,182
Preferred stock dividends	—	259,194	—	29,566	—	49,913	—	15,241	—	—	—	—	—	—	—	—	(353,912)	—	(353,912)
Accretion of discounts to redemption value of Series I convertible preferred stock	—	—	—	—	—	1,748,453	—	—	—	—	—	—	—	—	—	—	(1,748,453)	—	(1,748,453)
Common stock issued for exercise of Series H-7 Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,180,000	118	2,961,800	—	2,961,918
Common stock issued for exercise of Series I Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	823,646	82	2,067,269	—	2,067,351
Amendment modification	—	—	—	—	—	(269,000)	—	(1,479)	—	—	—	—	—	—	—	—	163,479	—	163,479
Warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(838,462)	—	(838,462)
Issuance of Series H-7 and Series I waiver warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,565,000	—	1,565,000
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,105,781	—	1,105,781
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,482,032)	(12,482,032)
Balance, June 30, 2026	21,500	$11,110,676	3,810	$5,636,020	300	$417,833	—	$—	8	$—	1,234	$—	50	$—	6,663,912	$666	$164,236,279	$(153,071,170)	$11,165,775

					Three and Six Months Ended June 30, 2025
	Series K		Series J		Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	—	$—	—	$—	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	—	—	—	—	—	—	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	—	—	—	—	—	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	—	—	—	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	—	$—	—	$—	—	$—	4,667	$3,364,603	8	$—	1,234	$—	50	$—	533,842	$53	$119,246,807	$(116,240,507)	$3,006,353
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,480	—	69,480
Preferred stock redemptions and conversion including cash premium	—	—	—	—	—	—	(4,667)	(5,473,475)	—	—	—	—	—	—	56,215	6	394,609	—	394,615
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(323,636)	—	(323,636)
Preferred stock dividends	—	—	—	—	—	—	—	546,825	—	—	—	—	—	—	—	—	(546,825)	—	(546,825)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	—	—	—	—	1,562,047	—	—	—	—	—	—	—	—	(1,562,047)	—	(1,562,047)
Issuance of round up shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	124	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,143,018)	(14,143,018)
Balance, June 30, 2025	—	$—	—	$—	—	$—	—	$—	8	$—	1,234	$—	50	$—	590,181	$59	$117,278,388	$(130,383,525)	$(13,105,078)

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,896,507)	$(13,298,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	6,703
Stock-based compensation	1,940,282	69,480
Series H-7 preferred stock waiver	—	350,000
Non-cash financing expense related to Series H-7 and Series I convertible preferred stock	1,565,000	—
Gain on sale of assets	(218,803)	—
Change in fair value - derivative liability	(37,000)	(2,661,000)
Change in fair value - warrant liability	—	12,174,100
Change in fair value - anti-dilution liability	8,044,334	—
Amortization of right-of-use asset	110,209	98,478
Change in fair value of digital assets	538,609	—
Unrealized loss on marketable securities	(53,959)	79,164
Realized gain on marketable securities	(64,100)	(305,554)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,228,759)	785,631
Deposits and other assets	20,883	7,203
Accounts payable	71,996	(828,324)
Accounts payable - related party	(28,533)	—
Accrued expenses and other current liabilities	137,887	(472,719)
Lease obligations - operating leases	(121,406)	(106,115)
Net cash used in operating activities	(7,219,867)	(4,100,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities, net	4,755,373	24,282,063
Proceeds from sale of digital assets	1,410,390	—
Purchase of marketable securities	(19,504,729)	(23,257,290)
Investment in Kopin license rights	(128,521)	—
Net cash provided by (used in) investing activities	(13,467,487)	1,024,773

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock (K), net of transaction costs	19,720,000	—
Proceeds from exercise of Series H-7 and Series I preferred warrants	5,029,269	—
Payment of preferred stock dividends (Series H-7 and Series I)	(403,531)	(7,881,527)
Net cash provided by (used in) financing activities	24,345,738	(7,881,527)

Net change in cash, cash equivalents and restricted cash	3,658,384	(10,957,714)
Cash, cash equivalents and restricted cash, beginning of period	5,092,062	16,200,157
Cash, cash equivalents and restricted cash, end of period	$8,750,446	$5,242,443

Supplemental disclosure of cash and non-cash transactions:
Common stock issued for cashless conversion of Series H-7 and Series I convertible preferred stock	$7,832,182	—
Accrual of Series H-7 convertible preferred stock dividends	$9,075	$1,041,643
Accretion of discounts to redemption value of I convertible preferred stock	$2,689,931	$3,248,901
Accrual of Series I Convertible Preferred Stock Dividends	$240,900	$—
Deemed dividend Series H-7 warrants	$11,508,195	$662,551
Accretion of discounts to redemption value of H-7 convertible preferred stock	$—	$1,686,854
Accrued Series H-7 preferred stock redemption payable	$—	$11,878,064
Non-cash redemption of Series H-7 preferred stock	$—	$394,615
Accrued waiver fee related to Series H-7 preferred stock	$—	$350,000
Prepaid insurance financed through accrued expenses	$—	$110,208

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$3,635,883	$5,132,867
Restricted cash	5,114,563	109,576
Total cash, cash equivalents and restricted cash	$8,750,446	$5,242,443

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

Nature of Operations

During the quarter ended June 30, 2026, the Company initiated a strategic transformation focused on the design and development of fabless semiconductor technologies for artificial intelligence (“AI”) data center infrastructure, including MicroLED-based optical interconnects and other system-critical semiconductor solutions intended to enable faster, more efficient and scalable AI workloads.

On April 27, 2026, the Company entered into a Joint Development and License Agreement (“JDA”) and related commercial agreements with Kopin Corporation (“Kopin”) to jointly develop and commercialize MicroLED-based optical interconnect technologies and related semiconductor products. For additional information, see Note 16. Commitments and Contingencies.

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

The collaboration with Kopin combines the Company’s system-level design capabilities with Kopin’s expertise in MicroLED materials science, process development and fabrication. The Neural I/oTM chip leverages Kopin’s proprietary MicroLED technology and patented bi-directional NeuralDisplay architecture, which repurposes programmable MicroLED pixels as optical transceivers intended to transmit data with lower power consumption relative to existing copper-based and laser-based interconnect solutions. The parties have agreed to jointly develop prototype and demonstration versions of the technology in accordance with development plan established under the JDA. Intellectual property developed through the collaboration will be jointly owned by the Company and Kopin, while Kopin retains ownership of its pre-existing technology and has granted the Company commercialization rights for commercial market applications.

The Company’s semiconductor initiatives are in the early stages of development. The extent to which the Company advances its semiconductor technologies and related activities will depend on factors including available capital, market conditions, regulatory developments, technical progress, manufacturing feasibility and customer adoption within the AI infrastructure industry. As of the date of this filing, the Company had approximately $7.5 million in cash and cash equivalents and $20.4 million in marketable securities available to support its strategic transition and ongoing development activities.

During 2025, the Company had initiated a digital asset treasury strategy associated with the stablecoin ecosystem. During the quarter ended June 30, 2026, the Company disposed of all its digital asset holdings and does not intend to develop this strategy further (see Note 7. Digital Assets).

During the year ended December 31, 2025, the Company paused active development and commercialization activities related to its electric vehicle business while it evaluates strategic alternatives for that business line. During the quarter ended June 30, 2026, the Company sold its assets associated with electric vehicle operations (see Note 15. Sale of Legacy Electric Vehicle Assets).

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

During the quarter ended June 30, 2026, the Company completed equity financing transactions that generated approximately $21.5 million in gross proceeds (see Note 8. Stockholders’ Equity for additional information regarding these financing transactions). As of the date of this filing, the Company had approximately $7.5 million in cash and cash equivalents and $20.4 million in marketable securities. Based on the Company’s current cash position and management’s operating plan, management believes the Company has sufficient liquidity to fund operations for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Management evaluated whether conditions and events raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements are issued. Although the Company’s recurring operating losses and negative operating cash flows initially raised substantial doubt about its ability to continue as a going concern, management concluded that such substantial doubt has been alleviated as a result of the capital raised during the quarter ended June 30, 2026, and the Company’s current operating plan. Accordingly, management believes the Company has sufficient liquidity to fund its operations for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. However, the Company may require additional capital in the future to support the continued development and commercialization of its business, including its semiconductor development initiatives, and there can be no assurance that such financing will be available on acceptable terms, if at all.

The Company incurred a net loss of $14,896,507 and cash used in operating activities of $7,219,867 for the six months ended June 30, 2026. In addition, overall working capital increased by $23,048,350 during the six months ended June 30, 2026, primarily as a result of the financing transactions completed during the quarter.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following policies are new to the Company during the six months ended June 30, 2026, or have been updated to reflect changes in the current period.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

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

Intangible Assets

Intangible assets acquired individually or as part of a group of assets are recorded at cost, which for noncash consideration is measured at the fair value of the consideration transferred on the acquisition date. The Company’s intangible assets consist of an acquired license right that has been determined to have an indefinite useful life. Indefinite-lived intangible assets are not amortized.

The Company evaluates its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

Due to the Company incurring a net loss for the three and six months ended June 30, 2026 and 2025, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2026	2025
Options to purchase Common Stock	380,168	14,542
Restricted stock units	358,566	-
Warrants outstanding	11,150,996	3,635,974
Preferred stock outstanding	10,637,782	47
Totals	22,527,512	3,650,563

	Six Months Ended June 30,
	2026	2025
Options to purchase Common Stock	706,115	14,542
Restricted stock units	358,566	-
Warrants outstanding	20,782,958	3,635,974
Preferred stock outstanding	11,512,829	47
Totals	33,360,468	3,650,563

NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments consist of (i) U.S. Treasury bills and (ii) investments in a U.S. government money market fund. These investments are measured at fair value with changes in fair value recognized in earnings within Other income (expense), net in the unaudited condensed consolidated statements of operations.

The Company classifies investments with original maturities of three months or less at the date of purchase as cash and cash equivalents and those with original maturities greater than three months as marketable securities.

Trading debt securities: the Company’s U.S. Treasury bills are classified as trading debt securities. Realized and unrealized gains and losses are recognized in earnings.

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

The following table summarizes the Company’s trading securities by major investment type as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
Security Type:	2026	2025
U.S. Treasury Bills	$12,866,651	$2,718,112
Total U.S. Treasury Securities	$12,866,651	$2,718,112
Prime institutional money market fund	5,169,126	450,250
Total Trading Securities	$18,035,777	$3,168,362

The Company recognized an unrealized gain of $62,805 and $53,959 for the three and six months ended June 30, 2026, and an unrealized loss of $7,457 and $79,164 for the three and six months ended June 30, 2025. The Company recognized realized gains of $26,123 and $94,492 for the three months ended June 30, 2026 and 2025, respectively, and $64,100 and $305,554 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6. INTANGIBLE ASSETS

During the quarter ended June 30, 2026, in connection with the Kopin Joint Development Agreement, see Note 16. Commitments and Contingencies, the Company recognized an intangible asset of $17,238,716 representing the fair value of its right to acquire the license to use Kopin’s technology in the Company’s fabless semi-conductor manufacturing operations (the “License”). The fair value of the License was determined based on the fair value of the consideration transferred to Kopin, comprising the $730,533 initial fair value of the Series J Convertible Preferred Stock issued to Kopin (see Note 8. Stockholders’ Equity) and the $16,379,662 initial fair value of the associated anti-dilution liability (see Note 11. Fair Value Measurements), together with $128,521 of direct transaction costs incurred in connection with the transaction.

The License provides the core technology used in the Company’s fabless semiconductor manufacturing operations, and the Company expects its future revenue to be generated from the sale of semiconductors manufactured using that technology. In determining the useful life of the License, management analyzed all pertinent factors, including the terms of the underlying agreements and management’s intent and ability to continue the arrangement. As of June 30, 2026, management expects to extend the arrangement beyond its initial term and considers the probability of non-renewal or termination to be remote. Because the License is expected to contribute to the Company’s cash flows without a foreseeable limit, management concluded that the License has an indefinite useful life. Accordingly, the License is not amortized.

The Company reassess each reporting period whether events and circumstances continue to support indefinite useful life. The License is tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss is recognized to the extent the carrying amount of the License exceeds its fair value. No impairment was recognized during the three and six months ended June 30, 2026.

Intangible assets subject to amortization consisted of the following at June 30, 2026:

Gross carrying amount
License right	$17,238,716

NOTE 7. DIGITAL ASSETS

The following table presents a reconciliation of the Company’s digital asset activity for the six months ended June 30, 2026:

As of June 30, 2026
Beginning balance at January 1, 2026	$1,948,999
Change in fair value	(538,609)
Sale of digital assets	(1,410,390)
Ending balance at June 30, 2026	$—

During the three and six months ended June 30, 2026, the Company recognized a gain on change in fair value of digital assets of $75,054 and a loss on change in fair value of digital assets of $538,609, respectively.

During the quarter ended June 30, 2026, the Company disposed of all of its digital assets.

NOTE 8. STOCKHOLDERS’ EQUITY

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

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “April 2026 Series H-7 Amendment”) with the Required Holders, pursuant to which the Company filed an amended and restated Certificate of Designations of the Series H-7 Preferred Stock that (i) extended the maturity date to October 27, 2027, and (ii) removed the installment (amortization) payment obligations and related covenants. In consideration of the foregoing, the Company issued the Waiver Warrants described below.

The Company determined that the April 2026 Series H-7 Amendment should be accounted for as an extinguishment of the original Series H-7 Preferred Stock and a reissuance of the amended instrument as a new instrument on April 27, 2026. Immediately prior to the extinguishment, the carrying value of the Series H-7 Preferred Stock was adjusted to its redemption value, and the amended instrument was recognized at its reissuance date fair value, with no impact to net income. In connection with the extinguishment, the Company also derecognized the embedded derivative liability previously bifurcated from the Series H-7 Preferred Stock related to the installment redemption features removed by the April 2026 Amendment.

The Amended Series H-7 Preferred Stock continues to be classified within temporary (mezzanine) equity and considered probable of becoming redeemable, with changes in redemption value continuing to be accreted to the maturity date using the effective maturity method.

The Company identified embedded derivative features in the Series H-7 Preferred Stock that are bifurcated and measured at fair value, with subsequent changes recognized in earnings (see Note 11. Fair Value Measurements). At issuance, the Company recorded a total discount of $15,484,324, comprised of the embedded derivative fair value of $5,147,000, issuance costs of $563,324, and fair value of warrants issued of $9,774,000. The discount is being accreted using the effective interest method, with accretion of $0 and $1,686,854 recorded as deemed dividends during the six months ended June 30, 2026 and 2025, respectively.

The Series H-7 Certificate of Designations requires the Company to maintain unencumbered cash and cash equivalents of at least 120% of the aggregate stated value of outstanding Series H-7 Preferred Stock. The Company had $5,114,563 and $110,264 in restricted cash as of June 30, 2026 and December 31, 2025.

The Series H-7 Certificate of Designations includes triggering events that would allow holders to require redemption at a premium, including suspension of trading for five consecutive days or failure to pay amounts when due.

As a result of the issuance of the Series K Preferred Stock, as described below, the conversion price was reduced from $6.1933 to $2.51 per share.

During the quarter ended June 30, 2026, Required Holders converted the remaining 1,180 shares of Series H-7 Preferred Stock for an aggregate amount of 534,975 shares of common stock. As a result, there were no outstanding shares of Series H-7 Preferred Stock at June 30, 2026.

During the three and six months ended June 30, 2026, the Company recognized $(15,241) and $160,099 of net preferred dividends which is comprised of $151,024 and $9,075 of accrued and deemed preferred dividends for cash premium on instalment redemptions ultimately settled in shares of Common Stock.

During the three and six months ended June 30, 2025, the Company recognized $870,461 and $1,704,194 of net preferred dividends which is comprised of $546,825 and $1,041,643 of accrued and deemed dividends for cash premium for instalment redemptions ultimately settled in shares of Common Stock.

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

On April 27, 2026, the Company entered into an Omnibus Waiver, Consent, Notice and Amendment (the “April 2026 Series I Amendment,” and together with the April 2026 Series H-7 Amendment, the “April 2026 Amendment”) with the Required Holders, pursuant to which the Company filed an amended and restated Certificate of Designations of the Series I Preferred Stock that (i) extended the maturity date to October 27, 2027, and (ii) removed the installment (amortization) payment obligations and related covenants. In consideration of the foregoing, the Company issued the Waiver Warrants described below.

The Company determined that the April 2026 Series I Amendment should also be accounted for as an extinguishment of the original Series I Preferred Stock and a reissuance of the amended instrument as a new instrument on April 27, 2026. Immediately prior to the extinguishment, the carrying value of the Series I Preferred Stock was adjusted to its redemption value, recognizing the related change in fair value of the embedded derivative liability, as discussed in Note 10. Derivative Instruments, through that date. The amended Series I Preferred Stock was then recognized at its reissuance date fair value, with no impact to net income. The Holder’s previously identified option to defer installment payments, which was not separately bifurcated prior to the amendment, is removed with no separate accounting effect.

The amended Series I Preferred Stock continues to be classified within temporary (mezzanine) equity and considered probable of becoming redeemable, with changes in redemption value continuing to be accreted to the maturity date using the effective interest method.

The discount to the fair value is included as a reduction to the carrying value of the Series I Preferred Stock. During the year ended December 31, 2025, the Company recorded a total discount of $10,887,185 upon issuance of the Series I Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $24,000, stock issuance costs of $1,322,669, of which $567,854 was paid in cash and $754,815 was allocated as the Series I Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Series I Warrants of $3,981,034. As of June 30, 2026, it is probable that the Series I Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount on the effective interest method and $2,689,931 was recorded as a deemed dividend during the six months ended June 30, 2026.

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

As a result of the issuance of the Series K Preferred Stock, as described below, the conversion price was reduced from $8.00 to $2.51 per share.

During the quarter ended June 30, 2026, Series I Preferred Stock holders converted 6,700 shares of Series I Preferred Stock for an aggregate amount of 2,669,316 shares of common stock. As a result, there were 300 shares of Series I Preferred Stock outstanding at June 30, 2026.

During the three and six months ended June 30, 2026, the Company recognized $(49,913) and $11,609 of net preferred dividends which is comprised of $252,509 and $(240,900) of accrued and deemed preferred dividends for cash premium on instalment redemptions ultimately settled in shares of Common Stock.

Series J Preferred Stock

On April 27, 2026, in connection with the JDA, see Note 16. Commitments and Contingencies, the Company issued to Kopin 730 shares of newly designated Series J Convertible Preferred Stock, par value $0.0001 per share and stated value $1,000 per share (the “Series J Preferred Stock”), constituting 19.9% of the pro forma fully diluted outstanding shares of Common Stock, as consideration for Kopin’s grant of the license to the project technology. The Series J Preferred Stock is classified as temporary (mezzanine) equity because it may be settled in cash or other assets upon the occurrence of a Fundamental Transaction (as defined in the Series J Certificate of designations), which is an event not solely within the Company’s control. Because the shares are not currently redeemable and it is not probable that they will become redeemable (as the Company does not consider the occurrence of a Fundamental Transaction to be probable), the carrying amount is not adjusted to the redemption amount.

The Company accounted for the issuance as an asset acquisition under ASC 805. Because the Series J Preferred Stock was issued as non-cash consideration rather than for cash, it was initially measured at its issuance-date fair value of $730,533, determined on an as-converted basis using the $2.51 conversion price and the Company’s common stock price on the issuance date, and recorded in temporary equity. In addition, the Company recognized an anti-dilution liability at its issuance date fair value of $16,379,662 (see below and Note 11. Fair Value Measurements). The total consideration transferred, consisting of the fair value of the Series J Preferred Stock and the anti-dilution liability, together with $128,521 of directly attributable transaction costs, was recognized as an intangible asset of $17,238,716 representing the acquired right to use the licensed project technology (see Note 6. Intangible Assets).

The following table summarizes the initial accounting for the transaction:

Series J Preferred Stock, at issuance date fair value (temporary equity)	$730,533
Anti-dilution liability, at issuance date fair value (Note 8 and 11)	16,379,662
Transaction costs directly attributable to the asset acquisition	128,521
Intangible asset recognized (acquired license right) (Note 6)	$17,238,716

The Series J Preferred Stock is convertible into shares of Common Stock at the holder’s option at any time at an initial conversion price of $2.51 per share (the “Series J Conversion Price”), subject to customary adjustments for stock dividends, stock splits, and reclassifications. The number of Series J Conversion Shares initially may not exceed 291,049 (the “Maximum Issuance”); however, the Maximum Issuance is increased upon the occurrence of a Dilutive Issuance (as defined in the Series J Certificate of Designations) or a Dilutive Conversion. Once adjustments to the Maximum Issuance have been made in respect of (i) Dilutive Issuances and (ii) any exercises for cash of Common Stock Equivalents outstanding as of April 27, 2026, or approved for grant by the Board on such date, in an aggregate amount equal to $50 million, no further adjustments to the Maximum Issuance are made for any subsequent Dilutive Conversions or Dilutive Issuances. However, the Company’s obligation to issue shares of Common Stock to Kopin in respect of non-cash issuances, including conversions of preferred stock, is not subject to the $50 million cap and continues regardless of whether such cap has been reached. Anti-dilution shares issued to Kopin are delivered in the form of Series J Preferred Stock, computed on a preferred share equivalent basis at the Series J Conversion Price of $2.51 per share.

Upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to the Company’s Common Stock and its other junior capital stock, and pari passu with the Series H-7 Convertible Preferred Stock, with respect to preferences as to dividends, distributions and payments.

Holders are entitled to dividends of 6% per annum, accruing daily and payable semi-annually on each June 30 and December 31, in cash; provided that the Company may, at its sole option, elect to pay dividends in kind by issuing additional shares of Series J Preferred Stock having an aggregate stated value equal to the dividend then due. Unpaid dividends continue to accrue daily and compound on a semi-annual basis at the applicable rate until paid in full.

The Company identified anti-dilution provisions in the Series J Preferred Stock that are a freestanding financial instrument and required the recognition of an anti-dilution liability. The anti-dilution liability was initially recognized at its issuance date fair value of $16,379,662 and is measured at fair value on a recurring basis, with subsequent changes in fair value recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. During the quarter ended June 30, 2026, the Company issued 3,080 additional shares of Series J Preferred Stock to under the anti-dilution provisions, a portion of which was applied against the $50 million cash issuance cap; the settlement of this obligation in Series J Preferred Stock reduced the anti-dilution liability by $4,871,467, with a corresponding increase in the temporary equity (see below). For the three and six months ended June 30, 2026, the Company recognized a loss of $8,044,334 for the change in fair value of the anti-dilution liability. After these changes, the fair value of the anti-dilution liability was $19,552,529 as of June 30, 2026 (see Note 11. Fair Value Measurements).

Except as expressly set forth in the Series J Certificate of Designations or as otherwise required by law, the Series J Preferred Stock does not have any voting rights prior to conversion into shares of Common Stock; upon any such conversion, the holders of the converted shares are entitled full voting rights as holders of Common Stock.

As of June 30, 2026, the carrying amount of the Series J Preferred Stock was $5,636,020.

Series K Preferred Stock

On April 27, 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Series K Private Placement”), pursuant to which it issued 21,500 shares of newly designated Series K Convertible Preferred Stock, par value $0.0001 per share and stated value of $1,000 per share, for aggregate gross proceeds of $21,500,000. The Series K Preferred Stock is classified as temporary equity (mezzanine equity) because it is redeemable for cash or other assets upon the occurrence of events not solely within the Company’s control, including certain triggering events, a change of control and certain bankruptcy related events.

The $21,500,000 of gross proceeds was allocated between the Series K Preferred Stock and the Series K Warrants based on their relative fair values at issuance, as described below. The initial carrying amount of the Series K Preferred Stock of $10,851,482 represents $12,714,483 of gross proceeds allocated to the Series K Preferred Stock, net of $1,863,001 of allocated issuance costs. The carrying amount is not accreted to the redemption amount because the Series K Preferred Stock is not currently redeemable and it is not probable that it will become redeemable, as the occurrence of the events that would permit or require redemption is not currently probable. Dividends on the Series K Preferred Stock accrue and increase the carrying amount, with a corresponding reduction of income available to common stockholders.

The Series K Preferred Stock and the Series K Warrants were issued together in a single transaction. Because the Series K Warrants are classified in stockholders’’ equity, the Company allocated the $21,500,000 of. Gross proceeds between the two instruments based on their relative fair values at issuance. The issuance date fair values were $24,789,000 for the Series K Preferred Stock and $17,128,827 for the Series K Warrants. Issuance costs of $3,150,306, consisting of a $1,720,000 placement agent cash fee, $60,000 of other cash offering costs, and $1,370,306 representing the fair value of warrants issued to the placement agent, were allocated between the two instruments in proportion to the gross proceeds allocated to each. The following table summarizes the allocation of the Series K Private Placement proceeds and issuance costs:

	Issuance date fair value	Relative fair value	Gross proceeds allocated	Issuance costs allocated	Initial carrying amount
Series K Preferred Stock	$24,789,000	59%	$12,714,483	$(1,863,001)	$10,851,482
Series K Warrants	17,128,827	41%	8,785,517	(1,287,305)	7,498,212
Total	$41,917,827	100%	$21,500,000	$(3,150,306)	$18,349,694

As of the issuance date, no bifurcated derivative liability was recognized because the fair value of the bifurcated features was determined to be $0; accordingly, no portion of the proceeds allocated to the Series K Preferred Stock was further allocated to a derivative.

Holders are entitled to dividends of 7% per annum, compounded quarterly and payable in arrears in cash out of funds legally available therefor, unless the Company and holder mutually agree to convert dividends into Common Stock at a price not less than the floor price. Dividends accrue at 15% per annum during the occurrence and continuance of a triggering event. The Series K Preferred Stock is convertible, at the holder’s option, into a fixed number of shares of Common Stock at $2.51 per share, and is currently convertible into up to 8,565,737 shares of Common Stock, settled in shares, subject to beneficial ownership limitations. The conversion price may be reduced upon the issuance of Common Stock or Common Stock Equivalents at a price below the then-effective conversion price (excluding standard anti-dilution adjustments). Upon a triggering event, a holder may require cash redemption at the greater of 130% of the conversion amount or 130% of a value based on the closing sale price of the Common Stock, and the shares are mandatorily redeemable at such price upon certain bankruptcy events. Upon a change of control, a holder may require redemption at a premium. Upon liquidation, holders are entitled, before any distribution to junior stock, to the greater of 125% of the conversion amount or the amount they would receive upon conversion. Holders vote with holders of Common Stock as a single class on an as-converted basis. The Series K Preferred Stock is a participating security because holders participate, on an as-converted basis, in dividends and other distributions of the Company’s assets declared to holders of Common Stock. Because the Company reported a net loss for the three and six months ended June 30, 2026, there were no undistributed earnings to allocate to the Series K Preferred Stock under the two-class method, and the as-converted shares underlying the Series K Preferred Stock were excluded from the computation of diluted earnings per share for both periods because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2026, the Company recognized $259,194 and $259,194, respectively, of dividends on the Series K Preferred Stock, which are deducted in computing income available to common stockholders. No shares of Series K Preferred Stock were converted, and no triggering event or change of control occurred, during the three and six months ended June 30, 2026.

The Series K Preferred includes a down-round provision that, when triggered, results in a deemed dividend reducing income available to common stockholders in computing basic earnings per share. The down-round feature was not triggered during the three and six months ended June 30, 2026.

The Company determined that the Series K Preferred Stock is more akin to an equity-like host. The Company separated two embedded features: (i) an optional conversion upon a triggering event with a variable conversion price and (ii) a contingent dividend rate and the Company evaluated them for bifurcation from the equity host. No value was assigned to the variable conversion price feature because no variable price securities had been issued as of June 30, 2026, and the issuance of such securities is considered highly improbable. The contingent dividend rate feature was determined to be de minimis, as the triggering events could not be reasonably quantified using the Company’s credit risk and are considered highly improbable to occur. Accordingly, no bifurcated derivative liability was recognized as of the issuance date.

As of June 30, 2026, the carrying amount of the Series K Preferred Stock was $11,110,676, consisting of the $10,851,482 initial carrying amount plus $259,194 of accrued dividends.

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

The additional Series H-7 Warrants were determined to be subject to liability classification as they are considered to be indexed to the Company’s own stock but contain a provision where the holder of the Series H-7 Warrants have the right to require the Company to redeem the Series H-7 Warrants from the holder in cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of the Series H-7 Warrants at that time, in accordance with ASC 815. As such, the Company recorded the Series H-7 Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. See Note 11. Fair Value Measurements for inputs related to the Company’s use of the Black-Scholes Model to calculate the value of the Series H-7 Warrants.

As a result of the issuance of the Series K Preferred Stock, as described above, the conversion price was reduced from $6.1933 to $2.51 per share.

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

In connection with the issuance of the Series K Preferred Stock and the Series K Warrants in April 2026, at an effective price of $2.51 per share, a price below the then-current exercise price of the Series I Warrants, the exercise price of the Series I Warrants was reduced from $8.00 to $2.51 per share. This reduction was effected by the anti-dilution provisions of the Series I Warrants and was not a discretionary modification by the Company. As described below under “Series H-7 and Series I Warrant Amendment”, the Series I Warrants were reclassified from liability to equity classification on August 26, 2025, and are not remeasured at fair value on a recurring basis. Because the reduction was effected through the Series I Warrants’ standard anti-dilution provision, no incremental fair value was recognized and no amount was recorded in the unaudited condensed consolidated financial statements as a result of the reduction.

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

Series K Warrants

In connection with the Series K Private Placement, the Company issued warrants (the “Series K Warrants”) to purchase an aggregate of up to 8,565,737 shares of Common Stock at an exercise price of $2.51 per share. The Series K Warrants were issued together with the Series K Preferred Stock as part of the same financing to provide investors additional upside participation in the Company’s Common Stock. The Series K Warrants are exercisable immediately and expire on the fifth anniversary of the date of issuance. Each Series K Warrant entitles the holder to purchase one share of Common Stock for each share of Common Stock into which the corresponding Series K Preferred Stock is convertible. The Series K Warrants are not listed on any national securities exchange.

The Series K Warrants are exercisable in whole or in part at any time, for cash or by cashless exercise. The exercise price is subject to customary anti-dilution adjustments and may be reduced to the base share price upon the Company’s issuance of Common Stock or Common Stock Equivalents at an effective price below the then effective exercise price.

The Series K Warrants are classified in stockholders’ equity. Of the $21,500,000 of gross proceeds, $8,785,517 was allocated to the Series K Warrants based on their relative fair value and recorded in additional paid-in capital, and $1,287,305 of allocated issuance costs was recorded as a reduction of additional paid-in capital. The fair value of the Series K Warrants at issuance was $17,128,827, determined using a Black-Scholes option pricing model. See “Series K Preferred Stock” above. Because the Series K Warrants are classified in equity, they are not remeasured at fair value.

In connection with the Series K Private Placement, the Company issued warrants to purchase 685,259 shares of Common Stock to the placement agent (the “Placement Agent Warrants”), on the same terms as the Series K Warrants, as compensation for placement agent services. The Placement Agent Warrants are accounted for under ASC 718 as nonemployee share-based compensation and are equity-classified. The fair value of the Placement Agent Warrants of approximately $1,370,306 was determined using a Black-Scholes option pricing model and included in the $3,150,306 of total issuance costs of the Series K Private Placement.

The Series K Warrants are participating securities and are reflected in diluted earnings per share under the treasury stock method to the extent they are dilutive. The Series K Warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2026, because the exercise price exceeded the average market price of the Common Stock during the period and they were antidilutive. The Series K Warrants include a down-round feature under which the exercise price may be reduced upon a dilutive issuance; the value of the effect of any down-round feature triggered during the reporting period is recognized as a deemed dividend reducing income available to common shareholders in computing basic earnings per share. The Series K Warrant down-round feature was not triggered during the three and six months ended June 30, 2026.

As of June 30, 2026, the Company had 9,250,996 Series K Warrants (including Placement Agent Warrants) outstanding.

Waiver Warrants

Pursuant to the April 2026 Amendments, the Company issued warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock (the “Waiver Warrants”) to the Required Holders, pro rata based on the number of shares of Series H-7 Preferred Stock and Series I Preferred Stock held as of the date of the April 2026 Amendments, as consideration for the Required Holders’ consent to the amendments to the Series H-7 and Series I Certificate of Designations. The Waiver Warrants are exercisable immediately at an exercise price of $5.00 per share and expire five years from the date of issuance.

The Waiver Warrants are classified within stockholders’ equity in accordance with ASC 815-40 and are not remeasured at fair value on a recurring basis. In connection with their issuance, the Company recognized a charge of $1,565,000 in other income (expense), net in the unaudited condensed consolidated statement of operations, representing the fair value of the consideration provided to the Required Holders for their consent to the April 2026 Amendments.

Altucher Consulting Warrants

On August 4, 2025, the Company entered into a consulting agreement (the “Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (the “Consultant”), pursuant to which, the Company issued warrants to purchase up to an aggregate of 1,000,000 shares of common stock (the “Prior Consultant Warrants”), consisting of four tranches at exercise prices ranging from $8.00 to $17.50 per share. The grant date fair value of the Prior Consultant Warrants was $4,891,747, of which $1,834,405 had been recognized as compensation cost through the modification date discussed below.

On April 27, 2026, the Company and the Prior Consultant agreed to amend and restate the Prior Altucher Consulting Agreement by entering into an amended and restated consulting services agreements (the “Altucher Consulting Agreement”) with JD Advisors, LLC, an affiliate of the Prior Consultant (the “Consultant”). In connection with the Altucher Consulting Agreement, the Consultant entered into a warrant cancellation agreement pursuant to which the Prior Consultant Warrants (warrants to purchase up to 1,000,000 shares of common stock) were cancelled, and the Company issued to the Consultant new warrants to purchase up to an aggregate of 900,000 shares of common stock (the “Consultant Warrants”), consisting of: (i) a warrant to purchase up to 300,000 shares at an exercise price of $3.00 per share, immediately exercisable, (ii) a warrant to purchase up to 200,000 shares at an exercise price of $6.00 per share, exercisable six months from issuance, (iii) a warrant to purchase up to 200,000 shares at an exercise price of $9.00 per share, exercisable twelve months from issuance, and (iv) a warrant to purchase up to 200,000 shares at an exercise price of $12.00 per share, exercisable eighteen months from issuance, in each case with a term of five years from the date of issuance. The Altucher Consulting Agreement has a term of two years from April 27, 2026.

The Company accounted for the cancellation and reissuance as a modification of an equity classified share-based payment award under ASC 718-20. Management determined that the service-based vesting conditions of the Prior Consulting Warrants were probable of achievement immediately before the modification and that the vesting conditions of the Consultant Warrants are probable of achievement after the modification, resulting in a Type I (probable-to-probable) modification.

The Company determined the fair value of the Prior Consultant Warrants immediately before cancellation and the fair value of the Consultant Warrants immediately after issuance using the Black-Scholes option pricing model. The fair value of the Prior Consultant Warrants immediately before modification was $1,067,000, using the following assumptions: stock price of $2.51, exercise prices ranging from $8.00 to $17.50, remaining term of 4.27 years, expected volatility of 96.0%, dividend yield of 0%, and a risk-free rate of 3.9%. The fair value of the Consultant Warrants immediately after modification was $1,327,000, using the following assumptions: stock price of $2.51, exercise prices ranging from $3.00 to $12.00, term of 5.00 years, expected volatility of 93.0%, dividend yield of 0%, and a risk-free rate of 3.9%. The modification resulted in incremental fair value of $260,000.

The Company recognized total compensation cost of $3,317,342 in connection with the modification, comprised of the $3,057,342 of unrecognized grant date fair value of the Prior Consultant Warrants plus $260,000 of incremental fair value described above. This amount is recognized ratably over the two-year service period ending April 27, 2028. As each tranche of the Consultant Warrants becomes exercisable, the Company records a prepaid expense equal to that tranche’s pro-rata share of the total compensation cost, which is then amortized to compensation expense over the service period. As of June 30, 2026, the Company recorded $1,105,781 to prepaid expense upon the reissuance of the First Tranche, of which $829,335 remained as the prepaid balance after amortization through June 30, 2026.

For the three and six months ended June 30, 2026, the Company recorded $480,268 and $1,091,736 of stock-based compensation related to the Prior Consultant Warrants and the First Tranche of the Consultant Warrants under general and administrative expenses on the unaudited condensed consolidated statement of operations.

NOTE 9. STOCK-BASED COMPENSATION

Stock Option Awards

On June 18, 2026, the Company granted options to purchase an aggregate of 230,168 shares of common stock to its four non-employee directors, with an exercise price of $3.70 per share and a 10-year contractual term. The options vest 25% on the grant date and 25% on each of the next three fiscal quarter-ends, subject to continued service. The grant date fair value of the options was $562,988 using the Black-Scholes option pricing model.

On June 18, 2026, the Company granted options to purchase an aggregate of 150,000 shares of common stock to certain employees, with an exercise price of $3.70 per share and a 10-year contractual term. The options vest 25% on the grant date and 25% on each of the next three fiscal quarter-ends, subject to continued service. The grant date fair value of the options was $366,900 using the Black-Scholes option pricing model.

The Company recognized $275,172 in stock-based compensation expense for the three and six months ended June 30, 2026.

Restricted Stock Awards

On June 18, 2026, the Company granted 358,566 restricted shares of common stock to Joshua Silverman, the Company’s Chief Executive Officer, with a grant date fair value of $2.51 per share and an aggregate fair value of $900,000. The award vests 25% on the grant date and 25% on each of the next three fiscal quarter-ends, subject to continued service.

The Company recognized $398,494 in stock-based compensation expense for the three and six months ended June 30, 2026.

NOTE 10. DERIVATIVE INSTRUMENTS

The Company recorded a derivative liability related to the derivatives embedded within the Series I Preferred Stock, primarily related to make-whole and penalty dividend features (see Note 8. Stockholders’ Equity). Changes in fair value are recognized in earnings in change in fair value – derivative liability in the unaudited condensed consolidated statements of operations. This note presents only the embedded derivative bifurcated from the Series I Preferred Stock. The embedded features of the Series K Preferred Stock were evaluated and determined not to require bifurcation, as discussed in Note 8. Stockholders’ Equity. The anti-dilution liability associated with the Series J Preferred Stock is accounted for separately and is disclosed in Note 11. Fair Value Measurements.

The following table presents the fair value of the Company’s embedded derivatives as of June 30, 2026:

	Balance Sheet Location	Fair Value
Series I derivative liability	Non-current liabilities	$89,000
Total		$89,000

For the three and six months ended June 30, 2026, the Company recognized a gain of $43,000 and $37,000, respectively, related to embedded derivatives.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.

The following table presents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Prime institutional money market fund	$5,169,126	$-	$-	$5,169,126
U.S. Treasury Bills – under 90 days	1,999,800	-	-	1,999,800
U.S. Treasury Bills – over 90 days	12,866,651	-	-	12,866,651
Anti-dilution liability	-	-	(19,552,529)	(19,552,529)
Derivative liabilities	-	-	(89,000)	(89,000)
Total	$20,035,577	$-	$(19,641,529)	$394,048

Level 1 inputs consist of quoted prices in active markets for identical assets. The Company’s derivative liability and anti-dilution liability are classified within Level 3 of the fair value hierarchy because the valuations incorporate significant unobservable inputs.

The following table sets forth a summary of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Series I	Series H-7	Series J Anti-dilution	Total
Balance – December 31, 2025	$19,000	$-	$-	$19,000
Change in fair value, three months ended March 31, 2026	6,000	-	-	6,000
Change in fair value, April 1, 2026 through Omnibus Amendment Date	14,000	-	-	14,000
Settlement of derivative liability upon Omnibus Amendment	(39,000)	-	-	(39,000)
Issuance of derivative liability upon Omnibus Amendment	124,000	22,000	-	146,000
Issuance of Series J Preferred Stock	-	-	16,379,662	16,379,662
Issuance of shares in settlement of anti-dilution provisions	-	-	(4,871,467)	(4,871,467)
Change in fair value	-	-	8,044,334	8,044,334
Change in fair value, Omnibus Amendment date through June 30, 2026	(35,000)	(22,000)	-	(57,000)
Total	$89,000	$-	$19,552,529	$19,641,529

During the three months ended June 30, 2026 and 2025, the Company recorded a gain of $43,000 and $1,130,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2026 and 2025, the Company recorded a gain of $37,000 and $2,661,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

The Company estimated the $89,000 and $19,000 fair value of the bifurcated embedded derivative at June 30, 2026 and December 31, 2025, respectively, using a Monte Carlo simulation model, with the following inputs:

	June 30,	December 31,
	2026	2025
Volatility	100.0%	130.0%
Time to maturity	1.33	1.18
Discounted market interest	29.33%	7.5%
Dividend rate	7.0%	7.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	6.0%	9.0%

The Company measures the anti-dilution liability associated with the Series J Preferred Stock at fair value on a recurring basis (see Note 8. Stockholders’ Equity). The liability is classified within Level 3 of the fair value hierarchy because the valuation incorporates significant unobservable inputs, including the number of potential shares issuable under the anti-dilution provisions, the $50 million cap on cash issuances, and the outstanding options, warrants and preferred stock.

During the three and six months ended June 30, 2026, the Company recorded a loss of $8,044,334 related to the change in fair value of the anti-dilution liability, which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

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

NOTE 12. SEGMENT REPORTING

The Company currently operates as one operating segment, which is also the sole reportable segment. The Company’s CODM is its Chief Executive Officer and Principal Executive Officer, who assess performance and makes all resource allocation decisions based on consolidated net income (loss).

The CODM does not review discrete financial information or separate performance metrics for any individual business activity and all decisions are made based on consolidated results. The measure of segment assets is consolidated total assets as presented on the consolidated balance sheets.

During the quarter ended June 30, 2026, the Company initiated a strategic transformation to the design and development of fabless semiconductor technologies for AI data center infrastructure. The Company’s single operating segment now derives its activities principally from these semiconductor development activities, including the joint development arrangement with Kopin Corporation described in Note 16. Commitments and Contingencies. During 2025, the Company had initiated a digital asset treasury strategy associated with the stablecoin ecosystem. The Company disposed of all of its digital asset holdings during the quarter ended June 30, 2026, and does not intend to develop this strategy further (see Note 7. Digital Assets). During the quarter ended June 30, 2026, the Company also sold the assets associated with its electric vehicle operations (see Note 15. Sale of Legacy Electric Vehicle Assets).

These changes affected the nature of the business activities conducted within the Company’s single operating segment but did not change the Company’s basis of segmentation or the composition of its reportable segment. The CODM continued to assess performance and allocate resources on a consolidated basis throughout all periods presented, and there were no changes from the last annual report in the basis of segmentation or in the measure of segment profit or loss. Accordingly, prior-period segment information has not been recast.

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended June 30,
	2026	2025
Consulting expenses	$689,892	$862,023
Personnel expenses	139,999	291,764
Other expenses*	2,499,186	395,487
Total operating expenses	$3,329,077	$1,549,274

	Six Months Ended June 30,
	2026	2025
Consulting expenses	$814,756	$1,898,841
Personnel expenses	300,160	699,682
Other expenses*	3,915,216	924,303
Total operating expenses	$5,030,132	$3,522,826

*	Other expenses primarily consists of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

Other income (expense) segment items for the three and six months ended June 30, 2026, were $(9,152,955) and $(9,866,375), respectively, and consist primarily of changes in fair value on digital assets, changes in fair value of derivative and warrant liabilities, and interest expense.

NOTE 13. LEASES

During the fiscal year ended December 31, 2025, the Company entered into a sublease arrangement with a third party for the remaining term of the head lease, as the underlying facility was no longer being utilized due to the pause in the Company’s electric vehicle manufacturing operations. The sublease term does not extend beyond the noncancelable period of the head lease. There have been no material changes to the Company’s lease arrangements since December 31, 2025.

The following table summarizes sublease income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Sublease income	$92,941	$-

	Six Months Ended June 30,
	2026	2025
Sublease income	$178,908	$-

NOTE 14. RELATED-PARTY TRANSACTIONS

Gilbert Villarreal, the former president of the Company’s subsidiary, Ayro Operating Company, Inc. (“AYRO Operating”), through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. During the three months ended June 30, 2026, Mr. Villarreal relinquished his role as president of Ayro Operating, and accordingly the Company ceased incurring related-party transactions with his controlled entities as of that time. No related-party transactions occurred during the three months ended June 30, 2026, and no amounts were due to related parties as of June 30, 2026. In addition to the compensation paid to Mr. Villarreal as president of AYRO Operating, see below for related-party incurred expenses and liabilities:

Related-Party Incurred Expenses

		Three Months Ended June 30,
Related Party	Classification	2026	2025
Electric Power Energy	Research and development	$-	$216,039
Electric Power Energy	General and administrative	75,000	243,549
Total		$75,000	$459,588

		Six Months Ended June 30,
Related Party	Classification	2026	2025
Electric Power Energy	Research and development	$-	$390,204
Electric Power Energy	General and administrative	200,000	475,294
Total		$200,000	$865,498

Related-Party Liabilities

Related Party	Classification	June 30, 2026	December 31, 2025
Electric Power Energy	Accrued expenses and other current liabilities	$-	$5,000
Total		$-	$5,000

NOTE 15. SALE OF LEGACY ELECTRIC VEHICLE ASSETS

The Company’s operating subsidiary, AYRO Operating Company, Inc., historically designed, manufactured, and sold compact, sustainable electric vehicles (the “Legacy EV Business”). Operations of the Legacy EV Business ceased during 2025, the related long-lived assets had previously been written down to a carrying value zero. On June 11, 2026, AYRO Operating Company, Inc. entered into an Asset Purchase Agreement to sell substantially all of the tangible and intangible assets used in the Legacy EV Business, including vehicle and parts inventory, intellectual property, engineering designs and technical data, production and fabrication equipment, vehicles, and office furnishings, for aggregate consideration of $250,000, consisting of $25,000 paid at closing and $112,500 payable on each of the six-month and twelve-month anniversaries of closing, plus the assumption by the buyer of certain liabilities related to the Legacy EV Business. Cash, receivables, EV batteries and battery packs, and certain other assets were excluded from the sale.

The Company recognized a gain of $218,803 on the sale, reflecting the. Consideration received, less transaction costs, given the assets’ carrying value of zero at the date of sale. The gain is included in gain on sale of assets within other income (expense), net in the unaudited condensed consolidated statement of operations. Because the Company operates as a single reportable segment, the Legacy EV Business is not presented separately for segment reporting purposes (see Note 12. Segment Reporting).

NOTE 16. COMMITMENTS AND CONTINGENCIES

Joint Development and License Agreement

On April 27, 2026, the Company entered into a Joint Development and License Agreement (the “JDA”) with Kopin Corporation, to collaborate on the development and commercialization of Kopin’s interface for GPU-to-GPU connectivity. Under the JDA, the Company has committed to pay Kopin up to $15,000,000 for the development of the Project Technology through achievement of a successful prototype demonstration (a “Successful Demo”), payable in installments under a time-based funding schedule. The Company has also agreed to maintain at least $5,000,000 of funds in a segregated account to cover development plan needs.

During the six months ended June 30, 2026, the Company made a nonrefundable advance payment of $5,000,000 to Kopin for future research and development services under the JDA. The advance has been capitalized and is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets, and is recognized as research and development expense as Kopin performs the related development services. As of June 30, 2026, the unamortized balance of the advance was $4,372,070. For the three and six months ended June 30, 2026, the Company recognized $669,892 in research and development expense related to the JDA.

In consideration for Kopin’s grant of the license to the project technology, the Company issued to Kopin shares of the Company’s Series J Convertible Preferred Stock. The Series J Convertible Preferred Stock is recorded in temporary equity (mezzanine equity), including a related anti-dilution liability, and is described further in Note 8. Stockholders’ Equity.

Following achievement of a Successful Demo, the parties have agreed to negotiate in good faith for one year toward a production plan for deployment of the project technology, which could require additional payments by the Company of approximately $15,000,000 to $25,000,000. This obligation is contingent on achievement of a Successful Demo and is not currently committed.

Supply Agreement

Concurrently with the JDA, the Company entered into a Commercial Supply Agreement (the “Supply Agreement”) with Kopin under which Kopin appointed the Company as the exclusive seller of any products incorporating the project technology to end users worldwide (subject to certain exceptions). The Company is required to purchase its entire requirements for such products from Kopin, subject to certain exceptions, for an initial term of four years with automatic one-year renewal periods unless either party provides notice of non-renewal.

The Company does not believe it is probable that a liability has been incurred in connection with the JDA or Supply Agreement as of June 30, 2026, and no amounts have been accrued. Should the Company fail to fulfill its funding or other obligations under the JDA or Supply Agreement, it could be required to assign its rights in the project technology to Kopin or have other obligations accelerate, which could be material.

NOTE 17. INCOME TAXES

No income tax benefit was recognized on losses incurred during the three and six months ended June 30, 2026 and 2025 due to the Company’s full valuation allowance position against deferred tax assets.

NOTE 18. SUBSEQUENT EVENTS

On August 14, 2026, the Company entered into a consulting agreement with Michael Murray (the “Murray Consulting Agreement”), pursuant to which Mr. Murray will serve as Chairman of the Joint Steering Committee (the “JSC”) established by the JDA. Mr. Murray is the Chief Executive Officer of Kopin Corporation, a holder of 19.9% of the Company’s equity through Series J Convertible Preferred Stock and the Company’s counterparty under the JDA and Supply Agreement. As Chairman of the JSC and pursuant to the terms of the Murray Consulting Agreement, Mr. Murray will provide executive-level guidance on technology strategy, product innovation, market opportunities and ecosystem development, contributions to the recruiting of other steering committee members and offer advice on strategic investments while facilitating alignment among participating organizations. The Murray Consulting Agreement will remain effective for so long as the JDA remains in effect. Mr. Murray may resign as Chairman of the JSC and terminate the Murray Consulting Agreement upon not less than 60 days’ prior written notice.

Pursuant to the Murray Consulting Agreement and to incentivize Mr. Murray for his service as Chairman of the JSC, Mr. Murray will be granted stock options to purchase up to 1,716,564 shares of the Company’s Common Stock (the “Murray Options”), subject to the terms and conditions of the Company’s standard nonqualified stock option award agreement and the Company’s Long-Term Incentive Plan, as amended. The Murray Options have an exercise price of $2.75 per share, the closing price of the Company’s Common Stock on the date prior to the date of the effective date of the Murray Consulting Agreement, are subject to specific exercise requirements, and will vest in three equal installments on the first, second, and third annual anniversaries of the effective date of the Murray Consulting Agreement, provided that Mr. Murray is employed by or providing services to the Company through the applicable vesting date.

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

Human Capital Resources

As of August 14, 2026, we had zero full-time employees. We also engage consultants and contractors as needed to supplement our internal capabilities. We believe that our future success depends in significant part on our ability to attract, retain, and motivate qualified engineering, scientific, and management personnel. Competition for such personnel in the semiconductor industry is intense.

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

Components of Results of Operations

Revenue

The Company has not generated revenue during the three and six months ended June 30, 2026 or 2025. The Company does not expect to generate revenue until it has successfully developed and commercialized products, including the Neural I/oTM chip being developed under its Joint Development and License Agreement with Kopin Corporation.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. The Company incurred cost of goods sold or $0 and $239,040 during the three and six months ended June 30, 2026 or 2025, respectively. The Company does not expect to incur significant cost of goods sold until it has commenced commercialization of products incorporating its semiconductor technologies.

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

Results of Operations

Three months ended June 30, 2026, compared to three months ended June 30, 2025

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended June 30,
	2026	2025	Change
Revenue	$—	$—	$—
Cost of goods sold	—	239,040	(239,040)
Gross loss	—	(239,040)	239,040
Operating expenses:
Research and development	689,892	349,951	339,941
General and administrative	2,639,185	1,199,323	1,439,862
Total operating expenses	3,329,077	1,549,274	1,779,803
Loss from operations	(3,329,077)	(1,788,314)	(1,540,763)
Other income (expense):
Interest income	30,594	7,961	22,633
Change in fair value - warrant liability	—	(13,254,700)	13,254,700
Change in fair value - derivative liability	43,000	1,130,000	(1,087,000)
Change in fair value – anti-dilution liability	(8,044,334)	—	(8,044,334)
Unrealized gain (loss) on marketable securities	62,805	(7,457)	70,262
Change in fair value of digital assets	75,054	—	75,054
Realized gain on marketable securities	26,123	94,492	(68,369)
Gain on sale of assets	218,803	—	218,803
Consent and waiver fee – Series H-7	-	(350,000)	350,000
Other income, net	(1,565,000)	25,000	(1,590,000)
Total other expense, net	(9,152,955)	(12,354,704)	3,201,749
Net loss	$(12,482,032)	$(14,143,018)	$1,660,986

Cost of goods sold

Cost of goods sold was $0 for the three months ended June 30, 2026, as compared to $239,040 for the same period in 2025, a decrease of $239,040, or 100%. The decrease was primarily due to impairment charges related to inventory used in the manufacturing of the Vanish.

Research and development expense

Research and development (“R&D”) expense was $689,892 for the three months ended June 30, 2026, as compared to $349,951 for the same period in 2025, an increase of $339,941 or 97.1%. The increase was primarily due to (i) R&D design and re-engineering of the Vanish being substantially completed in the prior year and (ii) expense related to the Kopin JDA for the quarter ended June 30, 2026. The Company expects R&D expenses to continue to increase in future periods as development activities under its Joint Development and License Agreement with Kopin Corporation for the Neural I/oTM chip accelerate.

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

General and administrative expense was $2,639,185 for the three months ended June 30, 2026, compared to $1,199,324 for the same period in 2025, an increase of $1,439,861, or 120.1%.

The increase was primarily due to stock-based compensation expense of $673,666 related to stock options and RSUs granted and vested during the three months ended June 30, 2026, to members of the board and employees, and $655,268 in warrant expense related to consulting services, compared to the same period in 2025.

Other income and expense

For the three months ended June 30, 2026, the Company recorded a $3,201,749 decrease of other expense, net. The decrease for the three months ended June 30, 2026 and 2025, is primarily due to: (i) the Company recognizing a loss of $0 and $13,254,700, respectively, for the change in fair value – warrant liability, a decrease of $13,254,700, due to the Series H-7 Warrants and Series I Warrants being reclassified to equity during the year ended December 31, 2025; (ii) the Company recognizing a gain of $43,000 and $1,130,000, respectively, for the change in fair value – derivative liability, a decrease of $1,087,000, due primarily to the Series H-7 Preferred Stock being fully noticed during the three months ended June 30, 2025, resulting in a gain of $1,130,000; (iii) the Company recognizing a loss of $8,044,334 and $0, respectively, for the change in fair value – anti-dilution liability, due to the Company’s recognition of the anti-dilution liability resulting from the anti-dilution provisions related to the Series J Preferred Stock issued during the three months ended June 30, 2026; and (iv) the Company recognizing a loss of $1,565,000 and a gain of $25,000, respectively, for other income (expense), due to the $1,565,000 in issuance costs related to the Waiver Warrants issued in the three months ended June 30, 2026.

Six months ended June 30, 2026, compared to six months ended June 30, 2025

The following table sets forth our results of operations for each of the periods set forth below:

	For the Six Months Ended June 30,
	2026	2025	Change
Revenue	$—	$—	$—
Cost of goods sold	—	239,040	(239,040)
Gross loss	—	(239,040)	239,040
Operating expenses:
Research and development	814,756	657,681	157,075
General and administrative	4,215,376	2,865,145	1,350,231
Total operating expenses	5,030,132	3,522,826	1,507,306
Loss from operations	(5,030,132)	(3,761,866)	(1,268,266)
Other income (expense):
Interest income	40,595	34,201	6,394
Change in fair value - warrant liability	—	(12,174,100)	12,174,100
Change in fair value - derivative liability	37,000	2,661,000	(2,624,000)
Change in fair value – anti-dilution liability	(8,044,334)	—	(8,044,334)
Unrealized gain (loss) on marketable securities	53,959	(79,164)	133,123
Change in fair value of digital assets	(538,609)	—	(538,609)
Realized gain on marketable securities	64,100	305,554	(241,454)
Gain on sale of assets	218,803	—	218,803
Consent and waiver fee – Series H-7	—	(350,000)	350,000
Other income, net	(1,697,889)	66,368	(1,764,257)
Total other expense, net	(9,866,375)	(9,536,141)	(330,234)
Net loss	$(14,896,507)	$(13,298,007)	$(1,598,500)

Cost of goods sold

Cost of goods sold was $0 for the six months ended June 30, 2026, as compared to $239,040 for the same period in 2025, a decrease of $239,040, or 100%. The decrease was primarily due to impairment charges related to inventory used in the manufacturing of the Vanish.

Research and development expense

Research and development (“R&D”) expense was $814,756 for the six months ended June 30, 2026, as compared to $657,681 for the same period in 2025, an increase of $157,075 or 23.9%. The increase was primarily due (i) to R&D design and re-engineering of the Vanish being substantially completed and (ii) expense related to the Kopin JDA for the quarter ended June 30, 2026. The Company expects R&D expenses to continue to increase in future periods as development activities under its Joint Development and License Agreement with Kopin Corporation for the Neural I/oTM chip accelerate.

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

General and administrative expense was $4,215,376 for the six months ended June 30, 2026, compared to $2,865,145 for the same period in 2025, an increase of $1,350,231, or 47.1%.

The increase was primarily due to stock-based compensation expense of $673,666 related to stock options and RSUs granted and vested during the six months ended June 30, 2026, to members of the board and employees, and $1,266,736 in warrant expense related to consulting services, compared to the same period in 2025. This was partially mitigated by a decrease in salaries and related consulting expenses decreasing by $399,522 for the six months ended June 30, 2026, compared to the same period in 2025, due to the decreased headcount and shift in business direction from manufacturing.

Other income and expense

For the six months ended June 30, 2026, the Company recorded a $330,234 increase of other expense, net. The increase for the six months ended June 30, 2026 and 2025, is primarily due to: (i) the Company recognizing a loss of $0 and $12,174,100, respectively, for the change in fair value – warrant liability, a decrease of $12,174,100, due to the Series H-7 Warrants and Series I Warrants being reclassified to equity during the year ended December 31, 2025; (ii) the Company recognizing a gain of $37,000 and $2,661,000, respectively, for the change in fair value – derivative liability, a decrease of $2,624,000, due primarily to the Series H-7 Preferred Stock being fully noticed during the six months ended June 30, 2025, resulting in a gain of $2,661,000; (iii) the Company recognizing a loss of $8,044,334 and $0, respectively, for the change in fair value – anti-dilution liability, due to the Company’s recognition of the anti-dilution liability resulting from the anti-dilution provisions related to the Series J Preferred Stock issued during the six months ended June 30, 2026; and (iv) the Company recognizing a loss of $1,697,889 and a gain of $66,368, respectively, for other income (expense), primarily due to the $1,565,000 in issuance costs related to the Waiver Warrants issued in the six months ended June 30, 2026.

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

Liquidity and Capital Resources

Our primary uses of cash are to fund our semiconductor development activities, including our obligations under the Joint Development and License Agreement (the “JDA”) with Kopin Corporation, research and development and operational staffing, and general corporate expenses. Historically, our sources of cash have. Consisted principally of proceeds from the sale of equity and debt securities, including preferred stock and warrants. We have incurred recurring losses from operations and expect to continue to incur net losses as we invest in the development of our technologies, and we expect our cash needs to increase as our semiconductor development activities progress.

As of June 30, 2026, we had $3,635,883 in cash and cash equivalents, $5,114,563 in restricted cash, $18,035,777 in marketable securities, and working capital of $30,616,155. As of December 31, 2025, we had $4,981,798 in cash and cash equivalents, $110,264 in restricted cash, $3,168,362 in marketable securities and working capital of $7,567,805.

As of the date of this filing, the Company had approximately $7.5 million in cash and cash equivalents and $20.4 million in marketable securities.

During the quarter ended June 30, 2026, we completed several financing transactions that materially increased our liquidity. On April 29, 2026, we. Closed a private placement of Series K Convertible Preferred Stock and warrants for aggregate gross proceeds of $21,500,000, of which $19,720,000 was received in net proceeds. We also entered into omnibus amendments with the holders of our Series H-7 and Series I Preferred Stock that extended the maturity dates of those securities to October 27, 2027, and removed the related installment (amortization) payment obligations. These amendments eliminated near-term mandatory cash redemption and deferred our cash needs to future periods.

Based on our current cash position and operating plan, and taking into account the additional liquidity generated by the financing transactions completed during the quarter, management believes that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months following the date of this report.

Our future liquidity requirements or future capital needs will depend on, among other things, capital required to fund our semiconductor technology development activities, including our obligations under the JDA, operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the results of our strategic initiatives, the timing of new product introductions and the continuing market acceptance of our products and services. We are working to control expenses and deploy our capital in the most efficient manner.

In addition to our operating cash needs, we have obligations under the JDA with Kopin to fund initial development of the project technology, and following a successful prototype demonstration, we expect to negotiate a production plan that may require additional payments. We also have obligations associated with out outstanding preferred stock, including quarterly cash dividends and potential cash redemptions upon the occurrence of certain triggering events or a change in control, as described further below. These obligations may require the expenditure of a substantial portion of our cash resources, and if we do not have sufficient cash to satisfy them, we may need to raise additional equity or debt capital, delay, reduce or eliminate certain development programs, sell assets, or merge with another entity. We. Cannot provide any assurance that additional capital will be available on acceptable terms, or at all.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Six Months Ended June 30,
	2026	2025
Cash Flows:
Net cash used in operating activities	$(7,219,867)	$(4,100,960)
Net cash provided by (used in) investing activities	$(13,467,487)	$1,024,773
Net cash provided by (used in) financing activities	$24,345,738	$(7,881,527)

Operating Activities

During the six months ended June 30, 2026, we used $7,219,867 in cash from operating activities, a increase in use of $3,118,907 compared to the cash used in operating activities of $4,100,960 during the same period in 2025.

The increase in cash used in operating activities is primarily due to an increase prepaid expenses resulting from the prepayment of research and development costs to Kopin in connection with the Kopin Joint Development Agreement, which was partially mitigated by a decrease in non-cash items reconciling net loss which consisted of stock-based compensation resulting from stock options, RSUs, and consulting warrants during the six months ended June 30, 2026, non-cash financing expense related to the Waiver Warrants issued for the Series H-7 and Series I preferred stock omnibus amendment on April 27, 2026, and the anti-dilution liability in connection with the Series K Preferred Stock.

Investing Activities

During the six months ended June 30, 2026, the Company had $13,467,487 in cash used in investing activities as compared to $1,024,773 of cash provided by investing activities during the same period in 2025, an increase in cash used of $14,492,260.

The change was primarily driven by lower levels of activity in marketable securities during the current period. During the six months ended June 30, 2026, the Company invested $19,504,729 in marketable securities and received $4,755,373 in proceeds from sales of such securities, compared to $23,257,290 of purchases and $24,282,063 of proceeds during the same period in 2025.

Financing Activities

During the six months ended June 30, 2026, the Company was provided cash of $24,345,738 by financing activities as compared to $7,881,527 cash used in financing activities for the same period in 2025, an increase in cash provided of $32,227,265.

The increase in cash provided was due to (i) $19,720,000 in net proceeds from the sale of the Company’s Series K Preferred Stock and $5,029,269 in proceeds from the exercises of Series H-7 and Series I preferred warrants during the six months ended June 30, 2026. The Company had no cash providing financing activities during the same period in 2025.

Preferred Stock and Warrant Obligations

Our outstanding preferred stock and warrants give rise to obligations that may affect our liquidity and our ability to raise capital.

Series K Preferred Stock

We issued Series K Convertible Preferred Stock in April 2026 for aggregate gross proceeds of $21,500,000. Holders are entitled to cash dividends of 7% per annum, compounded quarterly, payable in arrears out of funds legally available therefor, which increase to 15% per annum, upon the occurrence and continuance of a triggering event. Upon a triggering event or a change in control, holders may require us to redeem their shares in cash at a premium, and upon certain bankruptcy events the shares become mandatorily redeemable. Our Series K Certificate of Designations also contains restrictive covenants, including requirement to maintain minimum unencumbered cash, restrictions on incurring indebtedness and on redeeming or paying dividends on other capital stock, and participation rights in future offerings, which may limit our flexibility in raising capital. The Series K Preferred Stock and Series K Warrants also contain anti-dilution provisions that could increase dilution to common stockholders and make it more difficult for us to raise additional equity capital.

Series J Preferred Stock

In connection with the Joint Development and License Agreement with Kopin, we issued Series J Convertible Preferred Stock to Kopin as non-cash consideration for the license to the project technology; the issuance did not provide us with any cash proceeds. Holders are entitled to dividends of 6% per annum, payable semi-annually, which we may elect to pay in cash or in kind through the issuance of additional shares of Series J Preferred Stock. The Series J Preferred Stock contains anti-dilution provisions that may require us to issue additional shares of Series J Preferred Stock to Kopin upon certain issuances of Common Stock or Common Stock Equivalents, which could increase dilution to our common stockholders and make it more difficult for us to raise additional equity capital.

Series H-7 and Series I Preferred Stock

The April 2026 amendments extended the maturity dates of our Series H-7 and Series I Preferred Stock to October 27, 2027, and removed the installment (amortization) payment obligations. Holders of each series are entitled to cash dividends (8% per annum for Series H-7 and 7% per annum, for Series I, each compounding and increasing to 15% upon a triggering event), and may require cash redemption at a premium upon the occurrence of a triggering event. Our Series H-7 Certificate of Designations requires us to maintain unencumbered cash and cash equivalents of at least 120% of the aggregate stated value of outstanding Series H-7 Preferred Stock, and our Series I Certificate of Designations requires us to maintain unencumbered cash and cash equivalents of at least 50% of the aggregate stated value of outstanding Series I Preferred Stock. As of June 30, 2026, we had $110,865 in restricted cash. These cash maintenance requirements, together with the potential for cash dividends and cash redemptions upon triggering events, may require the expenditure of a substantial portion of our cash resources.

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

Except as described below, our critical accounting estimates have not changed materially from those previously reported in our Form 10-K. During the quarter ended June 30, 2026, in connection with our strategic transition and the Kopin Joint Development Agreement, we identified critical accounting estimates and judgments relating to (i) the fair value of the non-cash consideration transferred and the indefinite-lived classification and related impairment assessment of the acquired license intangible asset, (ii) the recurring fair value measurement of the anti-dilution liability, (iii) the initial fair value measurement and temporary (mezzanine) equity classification of the newly issued Series J and Series K Convertible Preferred Stock, and (iv) the significant unobservable inputs used in our Level 3 fair value measurements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

This material weakness continues to exist as of June 30, 2026.

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

The information set forth in Note 16. Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

As of June 30, 2026, we had zero full-time employees and rely on consultants and contractors to supplement our capabilities. Our future success depends in significant part on our ability to attract, retain, and motivate qualified engineering, scientific, and management personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to attract or retain the personnel necessary to execute our semiconductor development strategy. Our reliance on consultants and contractors may also create challenges related to intellectual property protection, continuity of institutional knowledge, and the consistent execution of our development programs. If we are unable to build and maintain an adequate team to support our operations, our business and results of operations could be materially and adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b-5 Trading Arrangements

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Murray Consulting Agreement

On August 14, 2026, the Company entered into a consulting agreement with Michael Murray (the “Murray Consulting Agreement”), pursuant to which Mr. Murray will serve as Chairman of the Joint Steering Committee (the “JSC”) established by the JDA. Mr. Murray is the Chief Executive Officer of Kopin Corporation, a holder of 19.9% of the Company’s equity through Series J Convertible Preferred Stock and the Company’s counterparty under the JDA and Supply Agreement. As Chairman of the JSC and pursuant to the terms of the Murray Consulting Agreement, Mr. Murray will provide executive-level guidance on technology strategy, product innovation, market opportunities and ecosystem development, contributions to the recruiting of other steering committee members and offer advice on strategic investments while facilitating alignment among participating organizations. The Murray Consulting Agreement will remain effective for so long as the JDA remains in effect. Mr. Murray may resign as Chairman of the JSC and terminate the Murray Consulting Agreement upon not less than 60 days’ prior written notice.

Pursuant to the Murray Consulting Agreement and to incentivize Mr. Murray for his service as Chairman of the JSC, Mr. Murray will be granted stock options to purchase up to 1,716,564 shares of the Company’s Common Stock (the “Murray Options”), subject to the terms and conditions of the Company’s standard nonqualified stock option award agreement and the Company’s Long-Term Incentive Plan, as amended. The Murray Options have an exercise price of $2.75 per share, the closing price of the Company’s Common Stock on the date prior to the date of the effective date of the Murray Consulting Agreement, are subject to specific exercise requirements, and will vest in three equal installments on the first, second, and third annual anniversaries of the effective date of the Murray Consulting Agreement, provided that Mr. Murray is employed by or providing services to the Company through the applicable vesting date.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.2	Amended and Restated Certificate of Designation of Series H-7 Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.3	Amended and Restated Certificate of Designation of Series I Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.4	Certificate of Designation of Series J Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

3.5	Certificate of Designation of Series K Preferred Stock of Fabric.AI, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.1	Form of Series K Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.2	Form of Waiver Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.3	Form of Consultant Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

4.4	Amendment to Rights Agreement, dated as of April 27, 2026, by and between the Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.1	Joint Development and License Agreement, dated April 27, 2026, by and between the Company and Kopin Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.2	Commercial Supply Agreement, dated April 27, 2026, by and between the Company and Kopin Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.3	Form of Securities Purchase Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.4	Form of Registration Rights Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.5	Form of Series H-7 Omnibus Waiver, Consent, Notice and Amendment Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.6	Form of Series I Omnibus Waiver, Consent, Notice and Amendment Agreement, dated April 27, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.7	Amended and Restated Consulting Services Agreement, dated April 27, 2026, by and between the Company and JD Advisors, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.8**	Consulting Services Agreement, dated August 13, 2026, by and between the Company and Michael Murray

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FABRIC.AI, INC.

Dated: August 14, 2026	By:	/s/ Joshua Silverman
Joshua Silverman
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

