Form 10-Q
period 2026-09-30
Fabric.AI, Inc.
filed 2026-11-13
CIK 1086745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 13, 2026, the registrant had 7,591,447 shares of common stock, par value $0.0001 per share, outstanding.

FABRIC.AI, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRIC.AI, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	F-2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	F-3
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,152,690	$4,981,798
Restricted cash	5,102,691	110,264
Marketable securities	13,847,648	3,168,362
Prepaid expenses and other current assets	742,307	951,175
Total current assets	21,845,336	9,211,599

Operating lease – right-of-use asset	95,515	227,171
Intangible assets	17,238,716	—
Digital assets	—	1,948,999
Deposits and other assets	—	20,883
Total assets	$39,179,567	$11,408,652

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374,351	$916,685
Accrued expenses and other current liabilities	1,943,965	476,592
Current portion lease obligation – operating lease	98,617	250,517
Total current liabilities	3,416,933	1,643,794

Derivative liability	89,000	19,000
Anti-dilution liability	11,672,166	—
Lease obligation - operating lease, net of current portion	—	33,225
Total liabilities	15,178,099	1,696,019

Mezzanine equity:
Redeemable Series H-7 Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 22,000 shares; issued and outstanding – 0 and 1,180 shares, at September 30, 2026 and December 31, 2025, respectively). Liquidation preference of $0 as of September 30, 2026.	-	1,551,232
Redeemable Series I Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 7,000 shares; issued and outstanding – 300 and 7,000 shares, at September 30, 2026 and December 31, 2025, respectively). Liquidation preference of $434,728 as of September 30, 2026.	423,200	4,451,040
Redeemable Series K Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 21,500 shares; issued and outstanding - 19,247 and 0 shares, at September 30, 2026 and December 31, 2025, respectively). Liquidation preference of $19,720,366 as of September 30, 2026.	10,187,621	—
Redeemable Series J Convertible Preferred Stock, ($0.0001 par value per share and $1,000 face value per share; authorized - 3,810 shares; issued and outstanding - 3,397 and 0 shares, at September 30, 2026 and December 31, 2025, respectively). Liquidation preference of $4,355,570 as of September 30, 2026.	6,165,160	—

Stockholders’ equity:
Preferred Stock, (authorized – 20,000,000 shares)	—	—
Series H Convertible Preferred Stock, ($0.0001 par value per share; authorized – 8,500 shares; issued and outstanding – 8 shares as of September 30, 2026 and December 31, 2025, respectively) Liquidation preference of $0 as of September 30, 2026.	—	—
Convertible Preferred Stock Series H-3, ($0.0001 par value; authorized – 8,461 shares; issued and outstanding – 1,234 shares as of September 30, 2026 and December 31, 2025, respectively) Liquidation preference of $18 as of September 30, 2026.	—	—
Series H-6 Convertible Preferred Stock, ($0.0001 par value per share; authorized – 50,000 shares; issued and outstanding – 50 shares as of September 30, 2026 and December 31, 2025, respectively) Liquidation preference of $89 as of September 30, 2026.	—	—
Common Stock, ($0.0001 par value; authorized – 1,200,000,000 and 200,000,000 shares as of September 30, 2026, and December 31, 2025, respectively; issued and outstanding – 7,456,987 and 1,455,975 shares as of September 30, 2026, and December 31, 2025, respectively)	746	146
Additional paid-in capital	165,203,414	141,884,878
Accumulated deficit	(157,978,673)	(138,174,663)
Total stockholders’ equity	7,225,487	3,710,361
Total liabilities, mezzanine equity and stockholders’ equity	$39,179,567	$11,408,652

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Cost of goods sold	—	717,120	—	956,160
Gross loss	—	(717,120)	—	(956,160)

Operating expenses:
Research and development	9,352,874	343,556	10,167,630	1,001,237
General and administrative	3,156,979	2,472,964	7,372,354	5,338,109
Total operating expenses	12,509,853	2,816,520	17,539,984	6,339,346

Loss from operations	(12,509,853)	(3,533,640)	(17,539,984)	(7,295,506)

Other income (expense):
Interest income	62,025	61,956	102,620	96,157
Change in fair value - warrant liability	—	547,000	—	(11,627,100)
Change in fair value - derivative liability	—	179,000	37,000	2,840,000
Change in fair value - anti-dilution liability	7,412,199	—	(632,135)	—
Unrealized gain (loss) on marketable securities	36,315	(37,119)	90,274	(116,283)
Change in fair value of digital assets	—	(228,972)	(538,609)	(228,972)
Realized gain on marketable securities	91,811	82,345	155,911	387,899
Consent and waiver fee - Series H-7	—	—	—	(350,000)
Gain on sale of assets	—	—	218,803	—
Other income (expense), net	—	171,192	(1,697,889)	237,560
Total other income (expense), net	7,602,350	775,402	(2,264,025)	(8,760,739)

Net income (loss) prior to provision for income taxes	$(4,907,503)	$(2,758,238)	$(19,804,009)	$(16,056,245)

Provision for income taxes	—	—	—	—

Net loss	$(4,907,503)	$(2,758,238)	$(19,804,009)	$(16,056,245)

Dividends earned on convertible preferred stock	(423,186)	(132,872)	(943,769)	(1,837,066)
Accretion of discounts to redemption value of Series I and Series H-7 convertible preferred stock	—	(739,733)	(2,689,931)	(3,988,634)

Net loss attributable to common stockholders	$(5,330,689)	$(3,630,843)	$(23,437,709)	$(21,881,945)

Net loss per share basic	$(0.75)	$(3.84)	$(5.51)	$(16.18)
Net loss per share diluted	$(0.75)	$(3.84)	$(5.51)	$(16.18)

Basic weighted average Common Stock outstanding	7,096,529	946,139	4,251,365	1,352,078
Diluted weighted average Common Stock outstanding	7,096,529	946,139	4,251,365	1,352,078

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three and Nine Months Ended September 30, 2026
	Series K		Series J		Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2026	—	$—	—	$—	7,000	$4,451,040	1,180	$1,551,232	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,884,878	$(138,174,663)	$3,710,361
Deemed dividend	—	—	—	—	—	(252,509)	—	(151,024)	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	190,987	—	(24,316)	—	—	—	—	—	—	—	—	(166,671)	—	(166,671)
Accretion of discounts to redemption value of Series I convertible preferred stock	—	—	—	—	—	941,478	—	—	—	—	—	—	—	—	—	—	(941,478)	—	(941,478)
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	992,576	—	992,576
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,414,475)	(2,414,475)
Balance, March 31, 2026	—	$—	—	$—	7,000	$5,330,996	1,180	$1,375,892	8	$—	1,234	$—	50	$—	1,455,975	$146	$141,769,305	$(140,589,138)	$1,180,313
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	848,546	—	848,546
Issuance of convertible preferred stock, net of discounts and transaction costs	21,500	10,851,482	3,810	5,606,454	—	—	—	—	—	—	—	—	—	—	—	—	8,864,064	—	8,864,064
Preferred stock redemptions and conversions including cash premium	—	—	—	—	(6,700)	(6,442,529)	(1,180)	(1,389,654)	—	—	—	—	—	—	3,204,291	320	7,831,862	—	7,832,182
Preferred stock dividends	—	259,194	—	29,566	—	49,913	—	15,241	—	—	—	—	—	—	—	—	(353,912)	—	(353,912)
Accretion of discounts to redemption value of Series I convertible preferred stock	—	—	—	—	—	1,748,453	—	—	—	—	—	—	—	—	—	—	(1,748,453)	—	(1,748,453)
Common stock issued for exercise of Series H-7 Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,180,000	118	2,961,800	—	2,961,918
Common stock issued for exercise of Series I Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	823,646	82	2,067,269	—	2,067,351
Amendment modification	—	—	—	—	—	(269,000)	—	(1,479)	—	—	—	—	—	—	—	—	163,479	—	163,479
Warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(838,462)	—	(838,462)
Issuance of Series H-7 and Series I waiver warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,565,000	—	1,565,000
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,105,781	—	1,105,781
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,482,032)	(12,482,032)
Balance, June 30, 2026	21,500	$11,110,676	3,810	$5,636,020	300	$417,833	—	$—	8	$—	1,234	$—	50	$—	6,663,912	$666	$164,236,279	$(153,071,170)	$11,165,775
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	966,491	—	966,491
Common stock issued for exercise of Series H-7 Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	30,000	3	75,297	—	75,300
Issuance of convertible preferred stock, net of discounts and transaction costs	—	—	450	468,164	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock redemptions and conversions including cash premium	(2,253)	(1,137,040)	—	—	—	—	—	—	—	—	—	—	—	—	897,535	90	1,136,950	—	1,137,040
Repurchase of RSUs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(134,460)	(13)	(380,060)	—	(380,073)
Warrant issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(408,357)		(408,357)
Deemed dividend	—	(142,858)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	356,843	—	60,976	—	5,367	—	—	—	—	—	—	—	—	—	—	(423,186)	—	(423,186)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,907,503)	(4,907,503)
Balance, September 30, 2026	19,247	$10,187,621	4,260	$6,165,160	300	$423,200	—	$—	8	$—	1,234	$—	50	$—	7,456,987	$746	$165,203,414	$(157,978,673)	$7,225,487

					Three and Nine Months Ended September 30, 2025
	Series K		Series J		Series I		Series H-7		Series H		Series H-3		Series H-6				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, January 1, 2025	—	$—	—	$—	—	$—	10,167	$7,587,518	8	$—	1,234	$—	50	$—	533,842	$53	$121,767,394	$(117,085,518)	$4,681,929
Preferred stock redemptions and conversions including cash premium	—	—	—	—	—	—	(5,500)	(6,404,587)	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(338,915)	—	(338,915)
Preferred stock dividends	—	—	—	—	—	—	—	494,818	—	—	—	—	—	—	—	—	(494,818)	—	(494,818)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	—	—	—	—	1,686,854	—	—	—	—	—	—	—	—	(1,686,854)	—	(1,686,854)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	845,011	845,011
Balance, March 31, 2025	—	$—	—	$—	—	$—	4,667	$3,364,603	8	$—	1,234	$—	50	$—	533,842	$53	$119,246,807	$(116,240,507)	$3,006,353
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,480	—	69,480
Preferred stock redemptions and conversion including cash premium	—	—	—	—	—	—	(4,667)	(5,473,475)	—	—	—	—	—	—	56,215	6	394,609	—	394,615
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(323,636)	—	(323,636)
Preferred stock dividends	—	—	—	—	—	—	—	546,825	—	—	—	—	—	—	—	—	(546,825)	—	(546,825)
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	—	—	—	—	1,562,047	—	—	—	—	—	—	—	—	(1,562,047)	—	(1,562,047)
Issuance of round up shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	124	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,143,018)	(14,143,018)
Balance, June 30, 2025	—	$—	—	$—	—	$—	—	$—	8	$—	1,234	$—	50	$—	590,181	$59	$117,278,388	$(130,383,525)	$(13,105,078)
Issuance of convertible preferred stock, net of discounts and transaction costs	—	—	—	—	7,000	2,427,112	4,377	5,269,500	—	—	—	—	—	—	—	—	(87,016)	—	(87,016)
Common stock issued for exercise of Series H-7 Preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	178,200	18	1,103,630		1,103,648
Issuance of consultant warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,680,293	—	1,680,293
Preferred stock redemption and conversions including cash premium	—	—	—	—	—	—	(1,113)	(3,220,348)	—	—	—	—	—	—	587,594	59	3,759,262	—	3,759,321
Accretion of discounts to redemption value of Series H-7 convertible preferred stock	—	—	—	—	—	739,733	—	—	—	—	—	—	—	—	—	—	(739,733)	—	(739,733)
Reclassification of warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,608,000	—	18,608,000
Deemed dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,949	—	26,949
Preferred stock dividends	—	—	—	—	—	53,472	—	70,095	—	—	—	—	—	—	—	—	(159,821)	—	(159,821)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,758,238)	(2,758,238)
Balance, September 30, 2025	—	$—	—	$—	7,000	$3,220,317	3,264	$2,119,247	8	$—	1,234	$—	50	$—	1,355,975	$136	$141,469,952	$(133,141,763)	$8,328,325

See the accompanying notes to these unaudited condensed consolidated financial statements

FABRIC.AI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,804,009)	$(16,056,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	20,109
Stock-based compensation	3,401,253	477,126
Series H-7 preferred stock waiver	—	350,000
Series I financing costs	—	754,815
Non-cash financing expense related to Series H-7 and Series I convertible preferred stock	1,565,000	—
Gain on sale of assets	(218,803)	—
Change in fair value - derivative liability	(37,000)	(2,840,000)
Change in fair value - warrant liability	—	11,627,100
Change in fair value - anti-dilution liability	632,135	—
Amortization of right-of-use asset	131,656	149,831
Change in fair value of digital assets	538,609	228,972
Unrealized (gain)/loss on marketable securities	(90,274)	116,283
Realized gain on marketable securities	(155,911)	(387,899)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	101,349	660,622
Deposits and other assets	20,883	501
Accounts payable	457,665	(750,213)
Accounts payable - related party	(28,533)	—
Accrued expenses and other current liabilities	1,115,833	(234,771)
Lease obligations - operating leases	(185,125)	(161,868)
Net cash used in operating activities	(12,555,272)	(6,045,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities, net	14,957,142	28,281,311
Proceeds from sale of digital assets	1,410,390	—
Purchase of marketable securities	(25,390,243)	(28,801,651)
Purchase of digital assets	0	(1,800,000)
Investment in Kopin license rights	(128,521)	—
Net cash used in investing activities	(9,151,232)	(2,320,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock (K), net of transaction costs	19,720,000	—
Proceeds from sale of preferred stock (I), net of transaction costs	—	6,314,297
Proceeds from exercise of Series H-7 and Series I preferred warrants	5,104,569	1,103,648
Payment of warrant issuance costs	(408,357)	—
Payment of preferred stock dividends (Series H-7, Series I and Series K)	(546,389)	(7,881,527)
Net cash provided by (used in) financing activities	23,869,823	(463,582)

Net change in cash, cash equivalents and restricted cash	2,163,319	(8,829,559)
Cash, cash equivalents and restricted cash, beginning of period	5,092,062	16,200,157
Cash, cash equivalents and restricted cash, end of period	$7,255,381	$7,370,598

Supplemental disclosure of cash and non-cash transactions:
Common stock issued for cashless conversion of Series H-7, Series I and Series K convertible preferred stock	$8,969,222	—
Accrual of Series H-7 convertible preferred stock dividends	$9,075	$1,646,758
Accrual of Series I convertible preferred stock dividends	$246,267	$53,472
Accrual of Series J convertible preferred stock dividends	$90,542	—
Accrual of Series K convertible preferred stock dividends	$616,037	—
Accretion of discounts to redemption value of I convertible preferred stock	$2,689,931	$3,988,634
Deemed dividend Series H-7, Series I, Series warrants	$—	$662,551
Accretion of discounts to redemption value of H-7 convertible preferred stock	$—	$5,457,504
Accrued Series H-7 preferred stock redemption payable	$—	$11,878,064
Non-cash redemption of Series H-7 preferred stock	$—	$4,153,935
Reclassification of warrant liability to equity (Series H-7)	$—	$13,891,000
Reclassification of warrant liability to equity (Series I)	$—	$4,080,034
Accrued waiver fee related to Series H-7 preferred stock	$—	$350,000
Prepaid insurance financed through accrued expenses	$—	$110,208

Supplemental disclosure of restricted cash:
Cash and cash equivalents	$2,152,690	$7,260,657
Restricted cash	5,102,691	109,941
Total cash, cash equivalents and restricted cash	$7,255,381	$7,370,598

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

On April 27, 2026, the Company amended its Amended and Restated Certificate of Incorporation to change its name from “StableX Technologies, Inc.” to “Fabric.AI, Inc.” effective April 28, 2026. The ticker symbol for the Company’s common stock, par value $0.0001 per share (“common stock”), changed from “SBLX” to “FABC” and began trading under the new symbol on The Nasdaq Capital Market on April 29, 2026.

Nature of Operations

During the nine months ended September 30, 2026, the Company initiated a strategic transformation focused on the design and development of fabless semiconductor technologies for artificial intelligence (“AI”) data center infrastructure, including MicroLED-based optical interconnects and other system-critical semiconductor solutions intended to enable faster, more efficient and scalable AI workloads.

On April 27, 2026, the Company entered into a Joint Development and License Agreement (“JDA”) and related commercial agreements with Kopin Corporation, a Delaware corporation (“Kopin”) (Nasdaq: KOPN) to jointly develop and commercialize MicroLED-based optical interconnect technologies and related semiconductor products. For additional information, see Note 16. Commitments and Contingencies.

The Company’s initial product under development is the Neural I/o™ chip, a micro light-emitting diode (“MicroLED”) based optical interconnect being developed in collaboration with Kopin Corporation, pursuant to the JDA. The Neural I/o chip is intended to replace traditional electrical interconnects with optical links to enable high-bandwidth, low-latency communication between compute nodes, with an initial focus on GPU-to-GPU connectivity for AI data center applications.

The collaboration with Kopin combines the Company’s system-level design capabilities with Kopin’s expertise in MicroLED materials science, process development and fabrication. The Neural I/oTM chip leverages Kopin’s proprietary MicroLED technology and patented bi-directional NeuralDisplay architecture, which repurposes programmable MicroLED pixels as optical transceivers intended to transmit data with lower power consumption relative to existing copper-based and laser-based interconnect solutions. The parties have agreed to jointly develop prototype and demonstration versions of the technology in accordance with the development plans established under the JDA. Intellectual property developed through the collaboration will be jointly owned by the Company and Kopin, while Kopin retains ownership of its pre-existing technology and has granted the Company commercialization rights for commercial market applications.

The Company’s semiconductor initiatives are in the early stages of development. The extent to which the Company advances its semiconductor technologies and related activities will depend on factors including available capital, market conditions, regulatory developments, technical progress, manufacturing feasibility and customer adoption within the AI infrastructure industry. As of the date of this filing, the Company had approximately $6.5 million in cash and cash equivalents and $13.6 million in marketable securities available to support its strategic transition and ongoing development activities.

During 2025, the Company had initiated a digital asset treasury strategy associated with the stablecoin ecosystem. During the nine months ended September 30, 2026, the Company disposed of all its digital asset holdings and does not intend to develop this strategy further (see Note 7. Digital Assets).

During the year ended December 31, 2025, the Company paused active development and commercialization activities related to its electric vehicle business while it evaluates strategic alternatives for that business line. During the nine months ended September 30, 2026, the Company sold its assets associated with electric vehicle operations (see Note 15. Sale of Legacy Electric Vehicle Assets).

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

During the nine months ended September 30, 2026, the Company completed equity financing transactions that generated approximately $21.5 million in gross proceeds (see Note 8. Stockholders’ Equity for additional information regarding these financing transactions). As of the date of this filing, the Company had approximately $6,473,000 in cash and cash equivalents and $13,575,000 in marketable securities. Based on the Company’s current cash position and management’s operating plan, management believes the Company has sufficient liquidity to fund operations for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Management evaluated whether conditions and events raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these unaudited condensed consolidated financial statements are issued. Although the Company’s recurring operating losses and negative operating cash flows initially raised substantial doubt about its ability to continue as a going concern, management concluded that such substantial doubt has been alleviated as a result of the capital raised during the nine months ended September 30, 2026, and the Company’s current operating plan. Accordingly, management believes the Company has sufficient liquidity to fund its operations for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. However, the Company may require additional capital in the future to support the continued development and commercialization of its business, including its semiconductor development initiatives, and there can be no assurance that such financing will be available on acceptable terms, if at all.

The Company incurred a net loss of $19,804,009 and cash used in operating activities of $12,555,272 for the nine months ended September 30, 2026. In addition, overall working capital increased by $10,860,598 during the nine months ended September 30, 2026, primarily as a result of the financing transactions completed during the second quarter.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following policies are new to the Company during the nine months ended September 30, 2026, or have been updated to reflect changes in the current period.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the condensed consolidated financial statements. Actual results could differ from those estimates. The Company evaluates estimates and assumptions on an ongoing basis.

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

Anti-Dilution Liability

In connection with the issuance of the Series J Convertible Preferred Stock, the Company identified anti-dilution provisions that represent a freestanding financial instrument. Because the instrument does not qualify for equity classification, the Company records it as a liability, initially measured at its issuance-date fair value.

The anti-dilution liability is subsequently remeasured at a fair value on a recurring basis at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. The fair value is determined using significant unobservable inputs and is classified within Level 3 of the fair value hierarchy. when the Company settles its obligation under the anti-dilution provisions by issuing additional shares of Series J Preferred Stock, the carrying amount of the liability is reduced, with a corresponding increase to temporary equity.

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

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

Due to the Company incurring a net loss for the three and nine months ended September 30, 2026 and 2025, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,
	2026	2025
Options to purchase Common Stock	1,647,005	14,542
Restricted stock units	178,309	-
Warrants outstanding	20,729,851	6,275,103
Preferred stock outstanding	9,751,164	47
Totals	32,306,329	6,289,692

	Nine Months Ended September 30,
	2026	2025
Options to purchase Common Stock	789,522	14,542
Restricted stock units	72,567	-
Warrants outstanding	14,323,280	9,036,597
Preferred stock outstanding	6,577,126	47
Totals	21,762,494	9,051,186

NOTE 5. INVESTMENTS IN MARKETABLE SECURITIES

The Company’s investments consist of (i) U.S. Treasury bills and (ii) investments in a prime institutional money market fund. These investments are measured at fair value with changes in fair value recognized in earnings within Other income (expense), net in the unaudited condensed consolidated statements of operations.

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

The following table summarizes the Company’s trading securities by major investment type as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
Security Type:	2026	2025
U.S. Treasury Bills	$12,884,850	$2,718,112
Prime institutional money market fund	962,798	450,250
Total Trading Securities	$13,847,648	$3,168,362

The Company recognized an unrealized gain of $36,315 and $90,274 for the three and nine months ended September 30, 2026, and an unrealized loss of $37,119 and $116,283 for the three and nine months ended September 30, 2025. The Company recognized realized gains of $91,811 and $82,345 for the three months ended September 30, 2026 and 2025, respectively, and $155,911 and $387,899 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6. INTANGIBLE ASSETS

During the nine months ended September 30, 2026, in connection with the JDA, see Note 16. Commitments and Contingencies, the Company recognized an intangible asset of $17,238,716 representing the fair value of its license to use Kopin’s technology in the Company’s fabless semiconductor (the “License”). The fair value of the License was determined based on the fair value of the consideration transferred to Kopin, comprising the $730,533 initial fair value of the Series J Convertible Preferred Stock issued to Kopin (see Note 8. Stockholders’ Equity) and the $16,379,662 initial fair value of the associated anti-dilution liability (see Note 11. Fair Value Measurements), together with $128,521 of direct transaction costs incurred in connection with the transaction.

The License provides the core technology used in the Company’s fabless semiconductor operations, and the Company expects its future revenue to be generated from the sale of semiconductors manufactured using that technology. In determining the useful life of the License, management analyzed all pertinent factors, including the terms of the underlying agreements and management’s intent and ability to continue the arrangement. As of September 30, 2026, management expects to extend the arrangement beyond its initial term and considers the probability of non-renewal or termination to be remote. Because the License is expected to contribute to the Company’s cash flows without a foreseeable limit, management concluded that the License has an indefinite useful life. Accordingly, the License is not amortized.

The Company reassesses each reporting period whether events and circumstances continue to support an indefinite useful life. The License is tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss is recognized to the extent the carrying amount of the License exceeds its fair value. No impairment was recognized during the three and nine months ended September 30, 2026.

Intangible assets consisted of the following at September 30, 2026:

Gross carrying amount
License right	$17,238,716

NOTE 7. DIGITAL ASSETS

The following table presents a reconciliation of the Company’s digital asset activity for the nine months ended September 30, 2026:

As of September 30, 2026
Beginning balance at January 1, 2026	$1,948,999
Change in fair value	(538,609)
Sale of digital assets	(1,410,390)
Ending balance at September 30, 2026	$—

During the three and nine months ended September 30, 2026, the Company recognized losses on change in fair value of digital assets of $0 and $538,609, respectively.

During the nine months ended September 30, 2026, the Company disposed of all of its digital assets.

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

During the nine months ended September 30, 2026, the holders converted the remaining 1,180 shares of Series H-7 Preferred Stock for an aggregate amount of 534,975 shares of common stock. As a result, there were no outstanding shares of Series H-7 Preferred Stock at September 30, 2026.

During the three and nine months ended September 30, 2026, the Company recognized $- and $160,099 of net preferred dividends which is comprised of $151,024 and $9,075 of accrued and deemed preferred dividends for cash premium on instalment redemptions ultimately settled in shares of Common Stock.

During the three and nine months ended September 30, 2025, the Company recognized $227,727 and $1,931,921 of net preferred dividends which is comprised of $106,349 and $1,147,992, respectively, of preferred dividends at the stated dividend rate recorded in mezzanine equity, and $121,377 and $783,929, respectively, of accrued and deemed dividends recorded in stockholders’ equity for cash premium for instalment redemptions ultimately settled in shares of Common Stock.

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

The Series I Preferred Stock is convertible into shares of common stock (the “Series I Conversion Shares”) at the election of the holder at any time at an initial conversion price of $8.00 per share (the “Series I Conversion Price”). The Series I Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like and dilutive issuances (in each case, subject to certain exceptions). Prior to the April 2026 Series I Amendment, the Company was required to redeem the Series I Preferred Stock in equal installments, commencing on November 30, 2025, and thereafter on the last trading day of the third calendar month immediately following the previous Installment Date. The maturity date is October 27, 2027.

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

The discount to the fair value is included as a reduction to the carrying value of the Series I Preferred Stock. During the year ended December 31, 2025, the Company recorded a total discount of $10,887,185 upon issuance of the Series I Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $24,000, stock issuance costs of $1,322,669, of which $567,854 was paid in cash and $754,815 was allocated as the Series I Placement Agent Warrants both of which were recorded to mezzanine equity, and the fair value of the Series I Warrants of $3,981,034. As of September 30, 2026, it is probable that the Series I Preferred Stock will be redeemed. In accordance with ASC 480-10-S99-3A, the Company is accreting the discount on the effective interest method and $2,689,931 was recorded as a deemed dividend during the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, Series I Preferred Stock holders converted 6,700 shares of Series I Preferred Stock for an aggregate amount of 2,669,316 shares of common stock. As a result, there were 300 shares of Series I Preferred Stock outstanding at September 30, 2026.

During the three and nine months ended September 30, 2026, the Company recognized $(5,367) and $6,242 of net preferred dividends which is comprised of $252,509 and $(246,267) of accrued and deemed preferred dividends for cash premium on installment redemptions ultimately settled in shares of Common Stock.

During the three months ended September 30, 2025, the Company recognized $53,472 of net preferred dividends.

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

Upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to the Company’s Common Stock and its other junior capital stock with respect to preferences as to dividends, distributions and payments.

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

The Company identified anti-dilution provisions in the Series J Preferred Stock that are a freestanding financial instrument and required the recognition of an anti-dilution liability. The anti-dilution liability was initially recognized at its issuance date fair value of $16,379,662 and is measured at fair value on a recurring basis, with subsequent changes in fair value recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2026, the Company issued 3,530 additional shares of Series J Preferred Stock to Kopin under the anti-dilution provisions, a portion of which was applied against the $50 million cash issuance cap; the settlement of this obligation in Series J Preferred Stock reduced the anti-dilution liability by $5,339,631, with a corresponding increase in the temporary equity (see below). For the three and nine months ended September 30, 2026, the Company recognized a gain of $7,412,199 and a loss of $632,135, respectively, for the change in fair value of the anti-dilution liability. After these changes, the fair value of the anti-dilution liability was $11,672,166 as of September 30, 2026 (see Note 11. Fair Value Measurements).

Except as expressly set forth in the Series J Certificate of Designations or as otherwise required by law, the Series J Preferred Stock does not have any voting rights prior to conversion into shares of Common Stock; upon any such conversion, the holders of the converted shares are entitled to full voting rights as holders of Common Stock.

During the three and nine months ended September 30, 2026, the Company recognized $60,976 and $90,542 of accrued preferred dividends.

As of September 30, 2026, the carrying amount of the Series J Preferred Stock was $6,165,160.

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

The Series K Preferred Stock and the Series K Warrants were issued together in a single transaction. Because the Series K Warrants are classified in stockholders’ equity, the Company allocated the $21,500,000 of gross proceeds between the two instruments based on their relative fair values at issuance. The issuance date fair values were $24,789,000 for the Series K Preferred Stock and $17,128,827 for the Series K Warrants. Issuance costs of $3,150,306, consisting of a $1,720,000 placement agent cash fee, $60,000 of other cash offering costs, and $1,370,306 representing the fair value of warrants issued to the placement agent, were allocated between the two instruments in proportion to the gross proceeds allocated to each. The following table summarizes the allocation of the Series K Private Placement proceeds and issuance costs:

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

Holders are entitled to dividends of 7% per annum, compounded quarterly and payable in arrears in cash out of funds legally available therefor, unless the Company and holder mutually agree to convert dividends into Common Stock at a price not less than the floor price. Dividends accrue at 15% per annum during the occurrence and continuance of a triggering event. The Series K Preferred Stock is convertible, at the holder’s option, into a fixed number of shares of Common Stock at $2.51 per share, and is currently convertible into up to 7,856,720 shares of Common Stock, settled in shares, subject to beneficial ownership limitations. The conversion price may be reduced upon the issuance of Common Stock or Common Stock Equivalents at a price below the then-effective conversion price (excluding standard anti-dilution adjustments). Upon a triggering event, a holder may require cash redemption at the greater of 130% of the conversion amount or 130% of a value based on the closing sale price of the Common Stock, and the shares are mandatorily redeemable at such price upon certain bankruptcy events. Upon a change of control, a holder may require redemption at a premium. Upon liquidation, holders are entitled, before any distribution to junior stock, to the greater of 125% of the conversion amount or the amount they would receive upon conversion. Holders vote with holders of Common Stock as a single class on an as-converted basis. The Series K Preferred Stock is a participating security because holders participate, on an as-converted basis, in dividends and other distributions of the Company’s assets declared to holders of Common Stock. Because the Company reported a net loss for the three and nine months ended September 30, 2026, there were no undistributed earnings to allocate to the Series K Preferred Stock under the two-class method, and the as-converted shares underlying the Series K Preferred Stock were excluded from the computation of diluted earnings per share for both periods because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2026, the Company recognized $356,843 and $616,037, respectively, of dividends on the Series K Preferred Stock, which are deducted in computing income available to common stockholders. The Company made dividend cash payments during the three months and nine months ended September 30, 2026, of $142,858.

During the three months ended September 30, 2026, Series K Preferred Stockholders converted 2,253 shares of Series K Preferred Stock for an aggregate amount of 897,535 shares of common stock. As a result, there were 19,247 shares of Series K Preferred Stock outstanding at September 30, 2026.

The Series K Preferred Stock includes a down-round provision that, when triggered, results in a deemed dividend reducing income available to common stockholders in computing basic earnings per share. The down-round feature was not triggered during the three and nine months ended September 30, 2026.

The Company determined that the Series K Preferred Stock is more akin to an equity-like host. The Company separated two embedded features: (i) an optional conversion upon a triggering event with a variable conversion price and (ii) a contingent dividend rate and the Company evaluated them for bifurcation from the equity host. No value was assigned to the variable conversion price feature because no variable price securities had been issued as of September 30, 2026, and the issuance of such securities is considered highly improbable. The contingent dividend rate feature was determined to be de minimis, as the triggering events could not be reasonably quantified using the Company’s credit risk and are considered highly improbable to occur. Accordingly, no bifurcated derivative liability was recognized as of the issuance date.

As of September 30, 2026, the carrying amount of the Series K Preferred Stock was $10,187,621, consisting of the $10,851,482 initial carrying amount plus $473,179 of net deemed and accrued dividends less $1,137,040 value of converted shares.

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

As a result of the issuance of the Series K Preferred Stock, as described above, the conversion price of the Series H-7 Warrants was reduced from $6.1933 to $2.51 per share.

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

The Series K Warrants are participating securities and are reflected in diluted earnings per share under the treasury stock method to the extent they are dilutive. The Series K Warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026, because the exercise price exceeded the average market price of the Common Stock during the period and they were antidilutive. The Series K Warrants include a down-round feature under which the exercise price may be reduced upon a dilutive issuance; the value of the effect of any down-round feature triggered during the reporting period is recognized as a deemed dividend reducing income available to common stockholders in computing basic earnings per share. The Series K Warrant down-round feature was not triggered during the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company had 8,565,737 Series K Warrants outstanding.

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

Altucher Consulting Warrants

On August 4, 2025, the Company entered into a consulting agreement (the “Prior Altucher Consulting Agreement”) with James Altucher and Z-List Media, Inc. (together, the “Prior Consultant”), pursuant to which, the Company issued warrants to purchase up to an aggregate of 1,000,000 shares of common stock (the “Prior Consultant Warrants”), consisting of four tranches at exercise prices ranging from $8.00 to $17.50 per share. The grant date fair value of the Prior Consultant Warrants was $4,891,747, of which $1,834,405 had been recognized as compensation cost through the modification date discussed below.

On April 27, 2026, the Company and the Prior Consultant agreed to amend and restate the Prior Altucher Consulting Agreement by entering into an amended and restated consulting services agreement (the “Altucher Consulting Agreement”) with JD Advisors, LLC, an affiliate of the Prior Consultant (the “Consultant”). In connection with the Altucher Consulting Agreement, the Consultant entered into a warrant cancellation agreement pursuant to which the Prior Consultant Warrants (warrants to purchase up to 1,000,000 shares of common stock) were cancelled, and the Company issued to the Consultant new warrants to purchase up to an aggregate of 900,000 shares of common stock (the “Consultant Warrants”), consisting of: (i) a warrant to purchase up to 300,000 shares at an exercise price of $3.00 per share, immediately exercisable (the “First Tranche”), (ii) a warrant to purchase up to 200,000 shares at an exercise price of $6.00 per share, exercisable six months from issuance, (iii) a warrant to purchase up to 200,000 shares at an exercise price of $9.00 per share, exercisable twelve months from issuance, and (iv) a warrant to purchase up to 200,000 shares at an exercise price of $12.00 per share, exercisable eighteen months from issuance, in each case with a term of five years from the date of issuance. The Altucher Consulting Agreement has a term of two years from April 27, 2026.

The Company accounted for the cancellation and reissuance as a modification of an equity classified share-based payment award under ASC 718-20. Management determined that the service-based vesting conditions of the Prior Consultant Warrants were probable of achievement immediately before the modification and that the vesting conditions of the Consultant Warrants are probable of achievement after the modification, resulting in a Type I (probable-to-probable) modification.

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

The Company recognized total compensation cost of $3,317,342 in connection with the modification, comprised of the $3,057,342 of unrecognized grant date fair value of the Prior Consultant Warrants plus $260,000 of incremental fair value described above. This amount is recognized ratably over the two-year service period ending April 27, 2028. As each tranche of the Consultant Warrants becomes exercisable, the Company records a prepaid expense equal to that tranche’s pro-rata share of the total compensation cost, which is then amortized to compensation expense over the service period. As of September 30, 2026, the Company recorded $1,105,781 to prepaid expense upon the reissuance of the First Tranche, of which $414,668 remained as the prepaid balance after amortization through September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recorded $414,668 and $1,506,404 of stock-based compensation related to the Prior Consultant Warrants and the First Tranche of the Consultant Warrants under general and administrative expenses on the unaudited condensed consolidated statement of operations.

NOTE 9. STOCK-BASED COMPENSATION

Stock Option Awards

On July 7, 2026, the Company granted options to purchase an aggregate of 48,000 shares of common stock to a certain employee, with an exercise price of $2.85 per share and a 10-year contractual term. The options vest 25% on October 7, 2026, 25% on January 7, 2027, 25% on April 7, 2027, and 25% on July 7, 2027, subject to continued service. The grant date fair value of the options was $89,280 using the Black-Scholes option pricing model.

On August 14, 2026, the Company granted options to purchase an aggregate of 1,716,564 shares of common stock to Mr. Murray, a consultant, in connection with the Murray Consulting Agreement (see Note 16. Commitments and Contingencies), with an exercise price of $2.75 per share and a 5-year contractual term. The options vest in three installments on August 14, 2027, August 14, 2028, and August 14, 2029, subject to continued service. Vested options are initially exercisable for up to 242,319 shares, and the exercisable amount increases as the Company issues additional shares of common stock, up to the full 1,716,564 shares. The Company has assessed it as probable that all of the options will become exercisable. The grant date fair value of the options was $3,141,312 using the Black-Scholes option pricing model.

The Company recognized $689,985 and $965,157 in stock-based compensation expense for the three and nine months ended September 30, 2026.

Restricted Stock Awards

On June 18, 2026, the Company granted 358,566 restricted shares of common stock to Joshua Silverman, the Company’s Chief Executive Officer, with a grant date fair value of $2.51 per share and an aggregate fair value of $900,000. The award vests 25% on the grant date and 25% on each of the next three fiscal quarter-ends, subject to continued service.

During the three and nine months ended September 30, 2026, 89,642 and 268,925 shares vested, respectively. The Company withheld 44,820 and 134,460 of the vested shares, respectively, to satisfy the holder’s minimum statutory tax withholding obligations, with an aggregate value of $102,190 and $380,074, respectively, based on the closing price of the Company’s common stock on each vesting date. The withheld shares were not issued and are accounted for as a repurchase of common stock, recorded as a reduction of additional paid-in capital. As of September 30, 2026, $380,074 of the related tax withholding obligation was unpaid and included in accrued expense.

The Company recognized $276,506 and $675,000 of stock-based compensation expense related to the award for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation cost related to the award of $225,000 is expected to be recognized through December 31, 2026, and 89,642 shares remained unvested.

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

The following table presents the fair value of the Company’s embedded derivatives as of September 30, 2026:

	Balance Sheet Location	Fair Value
Series I derivative liability	Non-current liabilities	$89,000
Total		$89,000

For the three and nine months ended September 30, 2026, the Company recognized a gain of $- and $37,000, respectively, related to embedded derivatives.

NOTE 11. FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements.

The following table presents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Prime institutional money market fund	$962,798	$-	$-	$962,798
U.S. Treasury Bills – over 90 days	12,884,850	-	-	12,884,850
Anti-dilution liability	-	-	(11,672,166)	(11,672,166)
Derivative liabilities	-	-	(89,000)	(89,000)
Total	$13,847,648	$-	$(11,761,166)	$2,086,482

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

The following table sets forth a summary of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Series I	Series H-7	Series J Anti-dilution	Total
Balance – December 31, 2025	$19,000	$-	$-	$19,000
Change in fair value, three months ended March 31, 2026	6,000	-	-	6,000
Change in fair value, April 1, 2026 through Omnibus Amendment Date	14,000	-	-	14,000
Settlement of derivative liability upon Omnibus Amendment	(39,000)	-	-	(39,000)
Issuance of derivative liability upon Omnibus Amendment	124,000	22,000	-	146,000
Issuance of Series J Preferred Stock	-	-	16,379,662	16,379,662
Issuance of shares in settlement of anti-dilution provisions	-	-	(4,871,467)	(4,871,467)
Change in fair value	-	-	8,044,334	8,044,334
Change in fair value, Omnibus Amendment date through June 30, 2026	(35,000)	(22,000)	-	(57,000)
Issuance of shares in settlement of anti-dilution provisions	-	-	(468,164)	(468,164)
Change in fair value, three months ended September 30, 2026	-	-	(7,412,199)	(7,412,199)
Total	$89,000	$-	$11,672,166	$11,761,166

During the three months ended September 30, 2026 and 2025, the Company recorded a gain of $- and $179,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2026 and 2025, the Company recorded a gain of $37,000 and $2,840,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

The Company estimated the $89,000 and $19,000 fair value of the bifurcated embedded derivative at September 30, 2026 and December 31, 2025, respectively, using a Monte Carlo simulation model, with the following inputs:

	September 30,	December 31,
	2026	2025
Volatility	100.0%	130.0%
Time to maturity	1.07	1.18
Discounted market interest	29.33%	7.5%
Dividend rate	7.0%	7.0%
Penalty dividend rate	15.0%	15.0%
Probability of default	6.0%	9.0%

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

During the three and nine months ended September 30, 2026, the Company recorded a gain of $7,412,199 and a loss of $632,135, respectively, related to the change in fair value of the anti-dilution liability, which is recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.

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

NOTE 12. SEGMENT REPORTING

The Company currently operates as one operating segment, which is also the sole reportable segment. The Company’s CODM is its Chief Executive Officer and Principal Executive Officer, who assesses performance and makes all resource allocation decisions based on consolidated net income (loss).

The CODM does not review discrete financial information or separate performance metrics for any individual business activity and all decisions are made based on consolidated results. The measure of segment assets is consolidated total assets as presented on the consolidated balance sheets.

During the nine months ended September 30, 2026, the Company initiated a strategic transformation to the design and development of fabless semiconductor technologies for AI data center infrastructure. The Company’s single operating segment now derives its activities principally from these semiconductor development activities, including the joint development arrangement with Kopin Corporation described in Note 16. Commitments and Contingencies. During 2025, the Company initiated a digital asset treasury strategy associated with the stablecoin ecosystem. The Company disposed of all of its digital asset holdings during the nine months ended September 30, 2026, and does not intend to develop this strategy further (see Note 7. Digital Assets). During the nine months ended September 30, 2026, the Company also sold the assets associated with its electric vehicle operations (see Note 15. Sale of Legacy Electric Vehicle Assets).

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

In addition to the significant expense categories included within net loss presented on the Company’s Condensed Consolidated Statements of Operations, see below for disaggregated amounts that comprise consulting and personnel expenses:

	Three Months Ended September 30,
	2026	2025
Consulting expenses	$9,352,874	$1,411,462
Personnel expenses	99,999	313,930
Other expenses*	3,056,980	1,091,128
Total operating expenses	$12,509,853	$2,816,520

	Nine Months Ended September 30,
	2026	2025
Consulting expenses	$10,167,630	$3,310,303
Personnel expenses	400,159	1,013,612
Other expenses*	6,972,195	2,015,431
Total operating expenses	$17,539,984	$6,339,346

*	Other expenses primarily consists of rent, property taxes, insurance, depreciation, licenses and business taxes, software subscription fees, issuance cost, bad debt, dues and subscriptions, travel and entertainment, and marketing.

Other income (expense) segment items for the three and nine months ended September 30, 2026, were $7,602,350 and $(2,264,025), respectively, and consist primarily of changes in fair value on digital assets, changes in fair value of derivative and warrant liabilities, and interest expense.

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

The following table summarizes sublease income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Sublease income	$92,941	$-

	Nine Months Ended September 30,
	2026	2025
Sublease income	$271,850	$-

NOTE 14. RELATED-PARTY TRANSACTIONS

Kopin Corporation

Kopin Corporation (“Kopin”) holds approximately 19.9% of the Company’s outstanding common stock on an as-converted, fully diluted basis through the Series J Convertible Preferred Stock and is the Company’s counterparty under the Joint Development and License agreement (the “JDA”) and the related Commercial Supply Agreement (see Note 8. Stockholders Equity, Note 11. Fair Value Measurements, and Note 16. Commitments and Contingencies). Michael Murray, Kopin’s Chief Executive Officer, serves a Chairman of the Joint Steering Committee established under the JDA. As a result of its ownership interest and its role as the Company’s counterparty under the JDA and the Supply Agreement, the Company has determined that Kopin is a related party.

The Company’s nonrefundable advance payments to Kopin for development services under the JDA are capitalized within prepaid expenses and other current assets and recognized as research and development expense as Kopin performs the related services. The Company recognized research and development expense related to the JDA as presented in the table below. As of September 30, 2026, the unamortized balance of the advance was $0.

Murray Consulting Agreement

Michael Murray, the Chief Executive Officer of Kopin, serves as Chairman of the Joint Steering Committee under the Murray Consulting Agreement and holds the Murray Option (see Note 9. Stock-Based Compensation and Note 16. Commitments and Contingencies). The Company recognized stock-based compensation expense related to the Murray Options during the three and nine months ended September 30, 2026. The Company pays Mr. Murray no cash compensation, and no amounts were due to or from Mr. Murray as of September 30, 2026.

Villareal Consulting Services

Gilbert Villarreal, the former president of the Company’s subsidiary, AYRO Operating, through GLV Ventures and Electric Power, entities owned and controlled by Mr. Villarreal, has been providing consulting services to the Company in connection with the reengineering of the Company’s Vanish at a rate of $30,000 per month. During the nine months ended September 30, 2026, Mr. Villarreal relinquished his role as president of AYRO Operating, and accordingly the Company ceased incurring related-party transactions with his controlled entities as of that time. The Company incurred no related-party transactions with Mr. Villarreal’s controlled entities during the three months ended September 30, 2026.

Related-party incurred expenses and liabilities are presented below:

Related-Party Incurred Expenses

		Three Months Ended September 30,
Related Party	Classification	2026	2025
Kopin Corporation	Research and development	$9,352,874	$-
Michael Murray(1)	General and administrative	246,947	-
Electric Power Energy	Research and development	-	216,039
Electric Power Energy	General and administrative	-	243,549
Total		$9,599,821	$459,588

		Nine Months Ended September 30,
Related Party	Classification	2026	2025
Kopin Corporation	Research and development	$10,022,766	$-
Michael Murray(1)	General and administrative	246,947	-
Electric Power Energy	Research and development	-	390,204
Electric Power Energy	General and administrative	200,000	475,294
Total		$10,469,713	$865,498

Related-Party Liabilities

Related Party	Classification	September 30, 2026	December 31, 2025
Kopin Corporation	Accrued expenses and other current liabilities	$1,022,766	$-
Electric Power Energy	Accrued expenses and other current liabilities	-	5,000
Total		$-	$5,000

(1)	The amount attributable to Mr. Murray represents non-cash stock-based compensation on the Muray Options (see Note 9. Stock-Based Compensation). The Company pays Mr. Murray no cash compensation.

NOTE 15. SALE OF LEGACY ELECTRIC VEHICLE ASSETS

The Company’s operating subsidiary, AYRO Operating Company, Inc., historically designed, manufactured, and sold compact, sustainable electric vehicles (the “Legacy EV Business”). Operations of the Legacy EV Business ceased during 2025, the related long-lived assets had previously been written down to a carrying value of zero. On June 11, 2026, AYRO Operating Company, Inc. entered into an Asset Purchase Agreement to sell substantially all of the tangible and intangible assets used in the Legacy EV Business, including vehicle and parts inventory, intellectual property, engineering designs and technical data, production and fabrication equipment, vehicles, and office furnishings, for aggregate consideration of $250,000, consisting of $25,000 paid at closing and $112,500 payable on each of the six-month and twelve-month anniversaries of closing, plus the assumption by the buyer of certain liabilities related to the Legacy EV Business. Cash, receivables, EV batteries and battery packs, and certain other assets were excluded from the sale.

The Company recognized a gain of $218,803 on the sale, reflecting the consideration received, less transaction costs, given the assets’ carrying value of zero at the date of sale. The gain is included in gain on sale of assets within other income (expense), net in the unaudited condensed consolidated statement of operations. Because the Company operates as a single reportable segment, the Legacy EV Business is not presented separately for segment reporting purposes (see Note 12. Segment Reporting).

NOTE 16. COMMITMENTS AND CONTINGENCIES

Joint Development and License Agreement

On April 27, 2026, the Company entered into the JDA with Kopin, to collaborate on the development and commercialization of Kopin’s interface for GPU-to-GPU connectivity. Under the JDA, the Company has committed to pay Kopin up to $15,000,000 for the development of the project technology through achievement of a successful prototype demonstration (a “Successful Demo”), payable in installments under a time-based funding schedule. The Company has also agreed to maintain at least $5,000,000 of funds in a segregated account to cover development plan needs.

During the nine months ended September 30, 2026, the Company made nonrefundable advance payments in the aggregate amount of $9,000,000 to Kopin for future research and development services under the JDA. The advance has been capitalized and is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets, and is recognized as research and development expense as Kopin performs the related development services. As of September 30, 2026, the unamortized balance of the advance was $0 and $1,022,766 was accrued and payable to Kopin. For the three and nine months ended September 30, 2026, the Company recognized $9,352,874 and $10,022,766 in research and development expense related to the JDA. As of September 30, 2026, the Company’s remaining funding commitment under the JDA was approximately $6,000,000.

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

Other than $1,022,766 accrued for development services performed by Kopin as of September 30, 2026, the Company does not believe it is probable that a liability has been incurred in connection with the JDA or Supply Agreement as of September 30, 2026. Should the Company fail to fulfill its funding or other obligations under the JDA or Supply Agreement, it could be required to assign its rights in the project technology to Kopin or have other obligations accelerate, which could be material.

Murray Consulting Agreement

On August 14, 2026, the Company entered into a consulting agreement with Michael Murray (the “Murray Consulting Agreement”) under which Mr. Murray serves as Chairman of the Joint Steering Committee (the “JSC”) established under the JDA. The JSC oversees the joint development program with Kopin, and Mr. Murray provides strategic guidance on the Company’s technology roadmap and joint research and development priorities. Mr. Murray is the Chief Executive Officer of Kopin, a holder of 19.9% of the Company’s equity through Series J Convertible Preferred Stock and the Company’s counterparty under the JDA and Supply Agreement (see Note 14. Related-Party Transactions).

The Murray Consulting Agreement remains in effect for as long as the JDA remains in effect. Mr. Murray may terminate the agreement on 60 days’ written notice; the Company has no right to terminate.

The Company pays Mr. Murray no cash compensation or expense reimbursement under the Murray Consulting Agreement. His sole compensation is options to purchase up to 1,716,564 shares of common stock (the “Murray Options”), which the Company granted on August 14, 2026 (see Note 9. Stock-Based Compensation).

NOTE 17. INCOME TAXES

No income tax benefit was recognized on losses incurred during the three and nine months ended September 30, 2026 and 2025 due to the Company’s full valuation allowance position against deferred tax assets.

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

Equity Incentive Grants

On July 7, 2026, the Company granted options to purchase an aggregate of 48,000 shares of common stock to a certain employee, with an exercise price of $2.85 per share and a 10-year contractual term. The options vest 25% on October 7, 2026, 25% on January 7, 2027, 25% on April 7, 2027, and 25% on July 7, 2027, subject to continued service and subject to the terms and conditions of the Plan.

Murray Consulting Agreement

On August 14, 2026, we entered into a consulting agreement with Michael Murray, Chief Executive Officer of Kopin, under which he serves as Chairman of the Joint Steering Committee overseeing our joint development program with Kopin. Because Kopin holds our Series J Preferred Stock and is our counterparty under the JDA and Supply Agreement, this is a related-party arrangement (see Note 14. Related-Party Transactions). The agreement remains in effect for as long as the JDA does. Mr. Murray may terminate the consulting agreement on 60 days’ notice, and we have no right to terminate. Mr. Murray receives no cash compensation. Mr. Murray’s sole compensation is options to purchase up to 1,716,564 shares of common stock, which we granted on August 14, 2026. We recognized stock-based compensation of $246,947 for these options in the three and nine months ended September 30, 2026, with $2,894,365 of unrecognized expense remaining (see Note 9. Stock-Based Compensation).

On August 14, 2026, the Company granted options to purchase an aggregate of 1,716,564 shares of common stock to Mr. Murray, a consultant, in connection with the Murray Consulting Agreement (see Note 16. Commitments and Contingencies), with an exercise price of $2.75 per share and a 5-year contractual term. The options vest in three installments on August 14, 2027, August 14, 2028, and August 14, 2029, subject to continued service. Vested options are initially exercisable for up to 242,319 shares, and the exercisable amount increases as the Company issues additional shares of common stock, up to the full 1,716,564 shares. The Company has assessed it as probable that all of the options will become exercisable. The grant date fair value of the options was $3,141,312 using the Black-Scholes option pricing model.

Series J Anti-Dilution Issuances

During the three months ended September 30, 2026, pursuant to the anti-dilution provisions of the Series J Certificate of Designations, we issued an aggregate of 450 additional shares Series J Preferred Stock to Kopin as a result of the conversion of 2,253 shares of Series K Preferred Stock into 897,535 shares of Common Stock during the quarter. The additional shares are convertible into approximately 179,417 shares of Common Stock at the Series J Conversion Price of $2.51 per share. We did not receive any additional consideration for the issuance, which reduced the anti-dilution liability by $468,164 (see Note 8. Stockholders’ Equity and Note 11. Fair Value Measurements).

Components of Results of Operations

Revenue

The Company has not generated revenue during the three and nine months ended September 30, 2026 or 2025. The Company does not expect to generate revenue until it has successfully developed and commercialized products, including the Neural I/oTM chip being developed under the JDA.

Cost of Goods Sold

Cost of goods sold primarily consists of costs of materials and personnel costs associated with manufacturing operations, and an accrual for post-sale warranty claims. The Company incurred cost of goods sold of $0 and $717,120 during the three months ended September 30, 2026 and 2025, respectively, and $0 and $956,160 during the nine months ended September 30, 2026 and 2025, respectively. The decrease was due to the absence of in 2026 of the Vanish inventory impairment charges recorded in 2025. The Company does not expect to incur significant cost of goods sold until it has commenced commercialization of products incorporating its semiconductor technologies.

Operating Expenses

Our operating expenses consist of general and administrative and research and development expenses. Third-party consulting services are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities and utility costs.

Research and Development Expense

Research and development expense consists primarily of prototype expenses, product strategic advisory fees, and third-party engineering and contractor support costs. The Company expects research and development expenses to increase in future periods as development activities under the JDA for the Neural I/oTM chip accelerate.

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

Provision for Income Taxes

Provision for income taxes consists of estimated income taxes due to the United States government and to the state tax authorities in jurisdictions in which we conduct business. In the case of a deferred tax asset, we reserve the entire value for future periods.

Results of Operations

Three months ended September 30, 2026, compared to three months ended September 30, 2025

The following table sets forth our results of operations for each of the periods set forth below:

	For the Three Months Ended September 30,
	2026	2025	Change
Revenue	$—	$—	$—
Cost of goods sold	—	717,120	(717,120)
Gross loss	—	(717,120)	717,120
Operating expenses:
Research and development	9,352,874	343,556	9,009,318
General and administrative	3,156,979	2,472,964	684,015
Total operating expenses	12,509,853	2,816,520	9,693,333
Loss from operations	(12,509,853)	(3,533,640)	(8,976,213)
Other income (expense):
Interest income	62,025	61,956	69
Change in fair value - warrant liability	—	547,000	(547,000)
Change in fair value - derivative liability	—	179,000	(179,000)
Change in fair value – anti-dilution liability	7,412,199	—	7,412,199
Unrealized gain (loss) on marketable securities	36,315	(37,119)	73,434
Change in fair value of digital assets	—	(228,972)	228,972
Realized gain on marketable securities	91,811	82,345	9,466
Gain on sale of assets	—	—	—
Consent and waiver fee – Series H-7	—	—	—
Other income, net	—	171,192	(171,192)
Total other income (expense), net	7,602,350	775,402	6,826,948
Net loss	$(4,907,503)	$(2,758,238)	$(2,149,265)

Cost of goods sold

Cost of goods sold was $0 for the three months ended September 30, 2026, as compared to $717,120 for the same period in 2025, a decrease of $717,120, or 100%. The decrease was primarily due to the absence in 2026 of the impairment charges recorded in 2025 related to inventory used in the manufacturing of the Vanish.

Research and development expense

Research and development (“R&D”) expense was $9,352,874 for the three months ended September 30, 2026, as compared to $343,556 for the same period in 2025, an increase of $9,009,318 or 2,622.4%. The increase was primarily due to expense related to the JDA, partially offset by the R&D design and re-engineering of the Vanish having been substantially completed in the prior year. The Company expects R&D expenses to increase in future periods as development activities under its the JDA for the Neural I/oTM chip accelerate.

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

General and administrative expense was $3,156,979 for the three months ended September 30, 2026, compared to $2,472,964 for the same period in 2025, an increase of $684,015, or 27.7%.

The increase was primarily due to stock-based compensation expense of $966,491 related to stock options and restricted stock awards granted and vested during the three months ended September 30, 2026, to members of the board, our Chief Executive Officer, and a consultant, and $414,668 in warrant expense related to consulting services, compared to the same period in 2025.

Other income and expense

For the three months ended September 30, 2026, the Company recorded a $6,826,948 increase of other income, net. The increase for the three months ended September 30, 2026 compared to 2025 is primarily due to: (i) the Company recognizing a gain of $0 and $547,000, respectively, for the change in fair value – warrant liability; (ii) the Company recognizing a gain of $0 and $179,000, respectively, for the change in fair value – derivative liability, a decrease of $179,000, due primarily to the Series H-7 Preferred Stock being fully noticed; and (iii) the Company recognizing a gain of $7,412,199 and $0, respectively, for the change in fair value – anti-dilution liability, due to the Company’s remeasurement of the anti-dilution liability related to the Series J Preferred Stock during the three months ended September 30, 2026.

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

The following table sets forth our results of operations for each of the periods set forth below:

	For the Nine Months Ended September 30,
	2026	2025	Change
Revenue	$—	$—	$—
Cost of goods sold	—	956,160	(956,160)
Gross loss	—	(956,160)	956,160
Operating expenses:
Research and development	10,167,630	1,001,237	9,166,393
General and administrative	7,372,354	5,338,109	2,034,245
Total operating expenses	17,539,984	6,339,346	11,200,638
Loss from operations	(17,539,984)	(7,295,506)	(10,244,478)
Other income (expense):
Interest income	102,620	96,157	6,463
Change in fair value - warrant liability	—	(11,627,100)	11,627,100
Change in fair value - derivative liability	37,000	2,840,000	(2,803,000)
Change in fair value – anti-dilution liability	(632,135)	—	(632,135)
Unrealized gain (loss) on marketable securities	90,274	(116,283)	206,557
Change in fair value of digital assets	(538,609)	(228,972)	(309,637)
Realized gain on marketable securities	155,911	387,899	(231,988)
Gain on sale of assets	218,803	—	218,803
Consent and waiver fee – Series H-7	—	(350,000)	350,000
Other income, net	(1,697,889)	237,560	(1,935,449)
Total other income (expense), net	(2,264,025)	(8,760,739)	6,496,714
Net loss	$(19,804,009)	$(16,056,245)	$(3,747,764)

Cost of goods sold

Cost of goods sold was $0 for the nine months ended September 30, 2026, as compared to $956,160 for the same period in 2025, a decrease of $956,160, or 100%. The decrease was primarily due to the absence in 2026 of the impairment charges recorded in 2025 related to inventory used in the manufacturing of the Vanish.

Research and development expense

Research and development (“R&D”) expense was $10,167,630 for the nine months ended September 30, 2026, as compared to $1,001,237 for the same period in 2025, an increase of $9,166,393 or 915.5%. The increase was primarily due to expense related to the JDA, partially offset by the R&D design and re-engineering of the Vanish having been substantially completed in the prior year. The Company expects R&D expenses to increase in future periods as development activities under the JDA for the Neural I/oTM chip accelerate.

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

General and administrative expense was $7,372,354 for the nine months ended September 30, 2026, compared to $5,338,109 for the same period in 2025, an increase of $2,034,245, or 38.1%.

The increase was primarily due to stock-based compensation expense of $1,640,157 related to stock options and restricted stock awards granted and vested during the nine months ended September 30, 2026, to members of the board, our Chief Executive Officer, and a consultant, and $1,506,404 in warrant expense related to consulting services, compared to the same period in 2025. This was partially mitigated by a decrease in salaries and related consulting expenses decreasing by $789,394 for the nine months ended September 30, 2026, compared to the same period in 2025, due to the decreased headcount and shift in business direction from manufacturing.

Other income and expense

For the nine months ended September 30, 2026, the Company recorded a $6,496,714 decrease in other expense, net. The decrease for the nine months ended September 30, 2026 and compared to 2025 is primarily due to: (i) the Company recognizing a loss of $0 and $11,627,100, respectively, for the change in fair value – warrant liability, a decrease of $11,627,100, due to the Series H-7 Warrants and Series I Warrants being reclassified to equity during the year ended December 31, 2025; (ii) the Company recognizing a gain of $37,000 and $2,840,000, respectively, for the change in fair value – derivative liability, a decrease of $2,803,000, due primarily to the Series H-7 Preferred Stock being fully noticed during the nine months ended September 30, 2025; (iii) the Company recognizing a loss of $632,135 and $0, respectively, for the change in fair value – anti-dilution liability, due to the Company’s remeasurement of the anti-dilution liability related to the Series J Preferred Stock issued during the nine months ended September 30, 2026; and (iv) the Company recognizing a loss of $1,697,889 and a gain of $237,560, respectively, for other income (expense), primarily due to the $1,565,000 charge related to the Waiver Warrants issued in the nine months ended September 30, 2026.

Off-Balance Sheet Commitments and Arrangements

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholders’ equity or that are not reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Liquidity and Capital Resources

Our primary uses of cash are to fund our semiconductor development activities, including our obligations under the JDA, research and development and operational staffing, and general corporate expenses. Historically, our sources of cash have consisted principally of proceeds from the sale of equity and debt securities, including preferred stock and warrants. We have incurred recurring losses from operations and expect to continue to incur net losses as we invest in the development of our technologies, and we expect our cash needs to increase as our semiconductor development activities progress.

As of September 30, 2026, we had $2,152,690 in cash and cash equivalents, $5,102,691 in restricted cash, $13,847,648 in marketable securities, and working capital of $18,428,403. As of December 31, 2025, we had $4,981,798 in cash and cash equivalents, $110,264 in restricted cash, $3,168,362 in marketable securities and working capital of $7,567,805.

As of the date of this filing, the Company had approximately $6,473,000 in cash and cash equivalents and $13,575,000 in marketable securities.

During the nine months ended September 30, 2026, we completed several financing transactions that materially increased our liquidity. On April 29, 2026, we closed a private placement of Series K Convertible Preferred Stock and warrants for aggregate gross proceeds of $21,500,000, of which $19,720,000 was received in net proceeds. We also entered into omnibus amendments with the holders of our Series H-7 and Series I Preferred Stock that extended the maturity dates of those securities to October 27, 2027, and removed the related installment (amortization) payment obligations. These amendments eliminated near-term mandatory cash redemption and deferred our cash needs to future periods.

Based on our current cash position and operating plan, and taking into account the additional liquidity generated by the financing transactions completed during the second quarter, management believes that our existing cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months following the date of this report.

Our future liquidity requirements or future capital needs will depend on, among other things, capital required to fund our semiconductor technology development activities, including our obligations under the JDA, operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. Our business is capital-intensive, and future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the results of our strategic initiatives, the timing of new product introductions and market acceptance of our future products. We are working to control expenses and deploy our capital in the most efficient manner.

In addition to our operating cash needs, we have obligations under the JDA with Kopin to fund initial development of the project technology, and following a successful prototype demonstration, we expect to negotiate a production plan that may require additional payments. We also have obligations associated with our outstanding preferred stock, including quarterly cash dividends and potential cash redemptions upon the occurrence of certain triggering events or a change in control, as described further below. These obligations may require the expenditure of a substantial portion of our cash resources, and if we do not have sufficient cash to satisfy them, we may need to raise additional equity or debt capital, delay, reduce or eliminate certain development programs, sell assets, or merge with another entity. We cannot provide any assurance that additional capital will be available on acceptable terms, or at all.

Summary of Cash Flows

The following table summarizes our cash flows:

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows:
Net cash used in operating activities	$(12,555,272)	$(6,045,637)
Net cash used in investing activities	$(9,151,232)	$(2,320,340)
Net cash provided by (used in) financing activities	$23,869,823	$(463,582)

Operating Activities

During the nine months ended September 30, 2026, we used $12,555,272 in cash from operating activities, an increase in use of $6,509,635 compared to the cash used in operating activities of $6,045,637 during the same period in 2025.

The increase in cash used in operating activities is primarily due to payments to Kopin for research and development services under the JDA, which was partially mitigated by an increase in accrued liabilities, including amounts accrued to Kopin and non-cash items reconciling net loss which consisted of stock-based compensation resulting from stock options, restricted stock awards, and consulting warrants during the nine months ended September 30, 2026, the non-cash charge related to the Waiver Warrants issued for the Series H-7 and Series I preferred stock omnibus amendment on April 27, 2026, and the anti-dilution liability in connection with the Series J Preferred Stock.

Investing Activities

During the nine months ended September 30, 2026, the Company had $9,151,232 in cash used in investing activities as compared to $2,320,340 of cash used in investing activities during the same period in 2025, an increase in cash used of $6,830,892.

The change was primarily driven by higher net purchases of marketable securities during the current period. During the nine months ended September 30, 2026, the Company invested $25,390,243 in marketable securities and received $14,957,142 in proceeds from sales of such securities, compared to $28,801,651 of purchases and $28,281,311 of proceeds during the same period in 2025. During the nine months ended September 30, 2026, the Company also received $1,410,390 of proceeds from the sale of digital assets, compared to $1,800,000 in purchases of digital assets during the same period in 2025.

Financing Activities

During the nine months ended September 30, 2026, the Company was provided cash of $23,869,823 by financing activities as compared to $463,582 cash used in financing activities for the same period in 2025, an increase in cash provided of $24,333,405.

The increase in cash provided was due to (i) $19,720,000 in net proceeds from the sale of the Company’s Series K Preferred Stock and (ii) $5,104,569 in proceeds from the exercises of Series H-7 Warrants and Series I Warrants during the nine months ended September 30, 2026, partially offset by warrant issuance costs of $408,357 and preferred stock dividends paid of $546,389. The Company had proceeds from the sale of Series I Preferred Stock, net of transaction costs of $6,314,297 and proceeds from exercise of Series H-7 Warrants and Series I Warrants, net of transaction costs of $1,103,648 which was offset by the payment of Series H-7 Preferred Stock Dividends and Series I Preferred Stock Dividends of $7,881,527.

Preferred Stock and Warrant Obligations

Our outstanding preferred stock and warrants give rise to obligations that may affect our liquidity and our ability to raise capital.

Series K Preferred Stock

We issued Series K Convertible Preferred Stock in April 2026 for aggregate gross proceeds of $21,500,000. Holders are entitled to cash dividends of 7% per annum, compounded quarterly, payable in arrears out of funds legally available therefor, which increase to 15% per annum, upon the occurrence and continuance of a triggering event. Upon a triggering event or a change in control, holders may require us to redeem their shares in cash at a premium, and upon certain bankruptcy events the shares become mandatorily redeemable. Our Series K Certificate of Designations also contains restrictive covenants, including a requirement to maintain minimum unencumbered cash which no longer applies because fewer than 1,050 shares of Series I Preferred Stock are outstanding, restrictions on incurring indebtedness and on redeeming or paying dividends on other capital stock, and participation rights in future offerings, which may limit our flexibility in raising capital. The Series K Preferred Stock and Series K Warrants also contain anti-dilution provisions that could increase dilution to common stockholders and make it more difficult for us to raise additional equity capital.

Series J Preferred Stock

In connection with the JDA, we issued Series J Convertible Preferred Stock to Kopin as non-cash consideration for the license to the project technology; the issuance did not provide us with any cash proceeds. Holders are entitled to dividends of 6% per annum, payable semi-annually, which we may elect to pay in cash or in kind through the issuance of additional shares of Series J Preferred Stock. The Series J Preferred Stock contains anti-dilution provisions that may require us to issue additional shares of Series J Preferred Stock to Kopin upon certain issuances of Common Stock or Common Stock Equivalents, which could increase dilution to our common stockholders and make it more difficult for us to raise additional equity capital.

Series H-7 Preferred Stock

The April 2026 amendments extended the maturity dates of our Series H-7 and Series I Preferred Stock to October 27, 2027, and removed the installment (amortization) payment obligations. During the nine months ended September 30, 2026, the holders converted the remaining 1,180 shares of Series H-7 Preferred Stock for an aggregate amount of 534,975 shares of common stock. As a result, there were no outstanding shares of Series H-7 Preferred Stock at September 30, 2026.

Series I Preferred Stock

Holders of our Series I Preferred Stock are entitled to cash dividends of 7% per annum, compounding and increasing to 15% upon a triggering event, and may require cash redemption at a premium upon the occurrence of a triggering event. Our Series I Certificate of Designations requires us to maintain unencumbered cash and cash equivalents of at least 50% of the aggregate stated value of outstanding Series I Preferred Stock. These requirements, together with the potential for cash dividends and cash redemptions upon triggering events, may require the expenditure of a substantial portion of our cash resources.

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

Except as described below, our critical accounting estimates have not changed materially from those previously reported in our Form 10-K. During the nine months ended September 30, 2026, in connection with our strategic transition and the JDA, we identified critical accounting estimates and judgments relating to (i) the fair value of the non-cash consideration transferred and the indefinite-lived classification and related impairment assessment of the acquired license intangible asset, (ii) the recurring fair value measurement of the anti-dilution liability, (iii) the initial fair value measurement and temporary (mezzanine) equity classification of the newly issued Series J Convertible Preferred Stock and Series K Convertible Preferred Stock, and (iv) the significant unobservable inputs used in our Level 3 fair value measurements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

This material weakness continues to exist as of September 30, 2026.

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

As of September 30, 2026, we had zero full-time employees and rely on consultants and contractors to supplement our capabilities. Our future success depends in significant part on our ability to attract, retain, and motivate qualified engineering, scientific, and management personnel. Competition for such personnel in the semiconductor industry is intense, and we may not be able to attract or retain the personnel necessary to execute our semiconductor development strategy. Our reliance on consultants and contractors may also create challenges related to intellectual property protection, continuity of institutional knowledge, and the consistent execution of our development programs. If we are unable to build and maintain an adequate team to support our operations, our business and results of operations could be materially and adversely affected.

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

The holders of the Series K Preferred Stock are entitled to dividends of 7% per annum (“Dividends”), compounded each calendar quarter, which are payable in arrears on the first trading day of each calendar quarter (each, a “Dividend Date”), with the first Dividend Date being July 1, 2026, in cash out of funds legally available therefor; provided that a holder of the Series K Preferred Stock and the Company may mutually agree to convert any Dividends into shares of Common Stock at a price to be mutually determined by the Company and such holder, which shall not be less than the lower of (x) $0.502, which was 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on the date of the Purchase Agreement and (y) $3.57, which was 20% of the “Minimum Price” (as defined in Rule 5635 of the Nasdaq Stock Market) on June 18, 2026, the date on which our stockholders approved the issuance of shares of Common Stock in excess of 19.99% of our outstanding shares (the “Stockholder Approval Date”), in each case, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events, or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Capital Market (the “Floor Price”). Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series K Certificate of Designations), the Series K Preferred Stock accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series K Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series K Preferred Stock at a premium set forth in the Series K Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

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

The Series K Certificate of Designations contains certain restrictive covenants including but not limited to: maintaining a minimum amount of unencumbered, unrestricted cash and cash equivalents on hand, until the date on which less than 1,050 shares of the Series I Preferred Stock are outstanding; restrictions on incurring any indebtedness until the date on which no shares of Series I Preferred Stock are outstanding, subject to certain exceptions; restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series K Certificate of Designations, the Certificate of Designations of our Series A Junior Participating Preferred Stock, the Series H-7 Certificate of Designations, the Series I Certificate of Designations and Series J Certificate of Designations), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series K Certificate of Designations). Additionally, the Series K Preferred Stock also contain certain purchase rights (the “Purchase Rights”) permitting the holders of the Series K Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all of its shares of Series K Preferred Stock. These restrictive covenants may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

Under the Series K Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series K Purchase Agreement contains, among others, the following restrictive covenants: (A) until all of the Series K Warrants are no longer outstanding, we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction, and (B) until the date in which no shares of Series K Preferred Stock remain outstanding, the Company must provide the holders of the shares of Series K Preferred Stock the opportunity to participate in any subsequent securities offerings by us.

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

Pursuant to the JDA, the Company agreed to issue to Kopin shares of Series J Preferred Stock constituting 19.9% of the pro forma fully diluted outstanding shares of Common Stock, convertible at the Series J Conversion Price of $2.51 per share. The Series J Certificate of Designations provides that the Maximum Issuance (as defined in the Series J Certificate of Designations) shall be increased upon the occurrence of Dilutive Issuances or Dilutive Conversions by 0.1999 shares of Common Stock for each share of Common Stock issued in connection with such events, until adjustments have been made with respect to an aggregate of $50 million in such issuances. The Company has agreed to take all actions necessary to give full force and effect to these adjustment provisions, including through the issuance of additional shares of Series J Preferred Stock to Kopin. In addition, the Series J Preferred Stock accrues dividends at 6% per annum, payable semi-annually on each Dividend Payment Date, which may be paid as a PIK Dividend through the issuance of additional shares of Series J Preferred Stock having an aggregate stated value equal to the amount of the dividend then due, further increasing the number of shares of Common Stock issuable upon conversion. Without the prior express consent of the Required Holders, the Company may not, among other things, amend its Charter or Bylaws in ways that would adversely affect the Series J Preferred Stock, create or authorize new Senior Preferred Stock or Parity Stock, purchase or redeem Junior Stock, or pay dividends on Junior Stock. These protective provisions, together with the potential for significant dilution from anti-dilution adjustments and PIK Dividends, may restrict the Company’s ability to pursue certain corporate transactions or capital raising activities, depress the market price of the Company’s Common Stock, and make it more difficult for the Company to raise additional capital on favorable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold during the three months ended September 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Consulting Services Agreement, dated August 13, 2026, by and between the Company and Michael Murray (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).

31.1**	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE**	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FABRIC.AI, INC.

Dated: November 13, 2026	By:	/s/ Joshua Silverman
Joshua Silverman
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Joseph Ramelli
Joseph Ramelli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

